Form 10-K
period 1994-01-29
TOYS R US INC
filed 1994-04-27
CIK 51734

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington D.C.  20549

                                   FORM 10-K


 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended January 29, 1994

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                    to

 Commission file number 1-1117

                               TOYS 'R' US, INC.
     (Exact name of registrant as specified in its charter)

             Delaware                                   13-5159250
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  461 From Road, Paramus, New Jersey                               07652
  (Address of principal executive offices)                      (Zip Code)


  Registrant's telephone number, including area code     (201) 262-7800
  Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of each class                            on which registered

  Common Stock, par value $.10                     New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                                    None
                              (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  Yes [ X ]         No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.

    [ X ]

         As of April 11, 1994, the aggregate market value of voting stock held by non-affiliates of the registrant was $10,087,000,000 1.

         As of April 11, 1994, 288,191,741 shares of the registrant's sole class of common stock were outstanding.


                           DOCUMENTS INCORPORATED BY REFERENCE:



         The following documents, or portions thereof, have been incorporated herein by reference: (i) portions of the registrant's Annual Report to Stockholders for the fiscal year ended January 29, 1994 (the 'Annual Report') are incorporated by reference into Parts I and II hereof; and (ii) portions of the registrant's definitive proxy statement for the 1994 Annual Meeting of Stockholders (the 'Proxy Statement') are incorporated by reference into Part III hereof.
















- - ------------------------
        1 Included in this amount is voting stock having an aggregate market value of approximately $1,414,000,000 (representing 14.0% of the outstanding voting stock) which is owned by one stockholder.

                                   PART I

Item 1.  Business

    Toys 'R' Us, Inc. and its subsidiaries2 are principally engaged in the operation of 1,022 children's specialty retail stores consisting of 581 U.S. and 234 international toy stores under the name 'Toys 'R' Us' and 207 children's clothing stores under the name 'Kids 'R' Us', as of April 11, 1994.

Recent Developments


   In April 1994, the Company entered into an agreement with Petrie Stores Corporation, a New York corporation ('Petrie'), the holder of approximately 14.0% of the Company's outstanding Common Stock. Pursuant to the agreement,
(i) Petrie will sell or otherwise transfer its retail apparel business and other assets to a third party, (ii) the Company will exchange 37.1 million shares of newly-issued Common Stock for the 40.4 million shares currently owned by Petrie (subject to adjustment if Petrie sells any of the Common
Stock it holds), and (iii) the Company will sell to Petrie additional shares of Common Stock (at market value) for up to $250 million in cash. Following these transactions Petrie will dissolve and distribute the Common Stock it holds (other than shares placed in escrow to cover contingent liabilities) to its shareholders. The exchange is expected to be completed in the latter part of 1994 or early 1995. The exchange is subject to, among other conditions, approval by holders of two-thirds of Petrie's outstanding common stock, Petrie's disposition of its retail operations, receipt of a


- - ---------------------------

     2 When used in this report the term 'Company' refers to Toys 'R' Us, Inc. and its subsidiaries, the term 'Toys 'R' Us' refers only to the Toys 'R' Us U.S.A. toy specialty retail chain and the term 'registrant' refers only to Toys 'R' Us, Inc., a Delaware corporation.

favorable ruling from the Internal Revenue Service that the exchange will be tax-free and the ability of Petrie to reduce its liabilities remaining at the time of its dissolution. Milton Petrie, the owner of approximately 60% of Petrie's outstanding common stock (or 54% on a fully diluted basis), has agreed to vote in favor of the exchange.



Toys 'R' Us - United States

    The Company believes that Toys 'R' Us is the largest and fastest growing operation of its type in the country in terms of sales and earnings. The overall merchandising philosophy of Toys 'R' Us is the development of strong consumer recognition and acceptance of its name by the use of mass media advertising that promotes its broad selection and everyday low prices. Toys 'R' Us operates in 46 states and Puerto Rico and sells children's and adult toys, games, bicycles and other wheel goods, sporting goods, electronic and video games, small pools, records, books, infant's and juvenile furniture, infant's and children's clothing and similar items.

    Most of the Toys 'R' Us stores conform to a prototype design consisting of approximately 46,000 square feet and are freestanding units or located in strip centers. As an integral part of its long-range growth plans, Toys 'R' Us has been increasing its toy store square footage by opening 40 to 45 new toy stores each year. At April 11, 1994, Toys 'R' Us utilized 19 warehouse/distribution centers averaging approximately 369,000 square feet each in size, and a large fleet of tractors and trailers, which it owns and maintains, to service its 581 stores. Toys 'R' Us believes that the flexibility afforded by its warehouse/distribution system and by ownership of its own fleet of trucks provides maximum efficiency and capacity, particularly in light of the seasonality of its business.

    Toys 'R' Us employs a computerized inventory system which allows management to constantly monitor the current activity and inventory in each region and in each store, and permits management to allocate the proper amount of merchandise to each store and to keep the stores adequately stocked at all times.

    The regional locations of Toys 'R' Us stores and warehouse/ distribution centers are listed in Item 2.

    Toys 'R' Us utilizes demographic information in determining which markets to enter. During the fiscal year ended January 29, 1994, the Company opened 41 new Toys 'R' Us stores.

    Plans for the fiscal year ending January 28, 1995 call for about 40 to 45 new Toys 'R' Us stores.


Toys 'R' Us - International

    During the fiscal year ended January 29, 1994, the Company opened its first stores in the following countries; Australia (seven stores), Belgium (two stores), the Netherlands (five stores), Portugal (two stores) and Switzerland (four stores). In addition, the Company continued its international expansion with new toy store openings in Canada (six stores), France (eight stores), Germany (twelve stores), Japan (ten stores), Spain (five stores) and the United Kingdom (six stores). The above countries are serviced by executive and buying offices and warehouse/distribution centers
(see Item 2-Properties). There were a total of 11 international warehouse/distribution centers in operation at April 11, 1994.

    In 1994, the Company plans to open approximately 65 to 70 new international toy stores, including its first stores in Denmark and Sweden. These stores will be serviced by the distribution center in the United Kingdom.

    The Company also operates, through 50%-owned joint ventures, four stores in Hong Kong and three stores in Taiwan.

    In 1993, the Company created a franchising division to provide for the opening of stores in additional parts of the world. Two franchise agreements were signed in 1993 which allow for the opening of toy stores in parts of the Middle East commencing in 1994.

    Financial information relating to foreign and domestic operations is hereby incorporated by reference to page 14 of the Company's Annual Report.

Kids 'R' Us

    In 1993, the Company continued expansion of its Kids 'R' Us children's clothing store division which was inaugurated in 1983.
These stores feature brand name first quality children's clothing.


Ten additional stores were opened during 1993 and four stores which were not meeting expectations were closed. As part of a plan to improve profitability, the Company plans to close an additional 15 to 20 stores in 1994 (of which 10 stores have already closed through April 11, 1994), including all stores in Puerto Rico and Arizona. In 1994, the Company plans to open about 10 stores. All remaining stores will be serviced from three existing distribution centers.

Competition

    Retailing remains an intensely competitive industry and all of the merchandise sold by the Company is available, in the markets in which the Company operates, from various retailers at competitive prices.

Employees

    The Company employed approximately 55,000 associates at the end of the fiscal year. During the 1993 Christmas season, the number of employees increased to approximately 107,000.

Seasonality and Working Capital

    The Company's business is highly seasonal, with most of its earnings occurring in the fourth quarter. See the quarterly financial data contained in the Company's Annual Report, which section is incorporated herein by reference to page 14 of the Company's Annual Report. For a discussion of the Company's working capital requirements, see 'Management's Discussion - Results of Operations and Financial Condition - Liquidity and Capital Resources' included in the Company's Annual Report, which section is incorporated herein by reference to page 6 of the Company's Annual Report.

Incorporation

    The registrant was incorporated in Delaware in 1928.

Item 2.  Properties

    As of April 11, 1994, Toys 'R' Us operated 19 distribution centers, 15 of which are owned and four of which are leased. The distribution centers average approximately 369,000 square feet each in size.

    As of April 11, 1994, Toys 'R' Us operated 581 toy stores, 354 of which are owned and 227 of which are leased. Most of the stores conform to a prototype design consisting of approximately 46,000 square feet. Further, in smaller markets, the Company is also opening 30,000 square foot stores. The toy stores are typically freestanding units or located in strip centers.

    Prior to 1980, Toys 'R' Us leased most of its properties pursuant to long-term leases with multiple renewal options. Since 1981, a significant portion of the properties constructed by Toys 'R' Us have been owned. Toys 'R' Us plans to continue this policy in 1994.

    The following chart sets forth certain information concerning the operating properties of Toys 'R' Us as of April 11, 1994:

Distribution            Region                        Number of
Center                  Serviced                      Stores in Region

Joliet, Illinois        Illinois/Wisconsin/Minnesota          60

Rialto, California      Southern California/Arizona/
                        Nevada/Hawaii                         57

Atlanta, Georgia        Georgia/South Carolina/
                        Tennessee/Alabama                     47

Port Newark, New Jersey
Elizabeth, New Jersey   New York/Northern New Jersey          46

Landover, Maryland      Virginia/Maryland/North
                        Carolina                              42

Houston, Texas          Southern Texas/Louisiana/
                        Mississippi                           37

Stockton, California    Northern California                   31

Northboro,
Massachusetts           New England                           31

Youngstown, Ohio        Northeastern Ohio/Western
                        Pennsylvania/Northwestern New York    28

Fairfield, Ohio         Central Ohio/Indiana/Kentucky         28

Canton, Michigan        Michigan/Northwestern Ohio            27

Fairless Hills,         Pennsylvania/Delaware/
Pennsylvania            Southern New Jersey                   27

Carrollton, Texas       Northern Texas/Oklahoma/
                        Arkansas                              24

Kansas City, Missouri   Kansas/Missouri/Iowa/Nebraska         23

Miami, Florida          Southern Florida/Puerto Rico          20

Orlando, Florida        Northern Florida                      19

Denver, Colorado        Colorado/Utah/New Mexico              17

Kent, Washington        Pacific Northwest/Alaska              17
                                                             ---
                                                             581
                                                             ===

    The Company also has corporate offices, which it leases, in Paramus and Rochelle Park, New Jersey.

Kids 'R' Us

    As of April 11, 1994, Kids 'R' Us operated 207 children's clothing stores, of which 95 are owned and 112 are leased. Most of the stores conform to prototypical designs consisting of approximately 18,000 to 21,500 square feet. Kids 'R' Us is also opening 15,000 square foot stores in smaller markets. The clothing stores are typically freestanding units or located in strip centers.

    As of April 11, 1994, Kids 'R' Us operated three distribution centers, all of which are owned. The distribution centers average approximately 307,000 square feet each in size.

    The following chart sets forth certain information concerning the operating properties of Kids 'R' Us as of April 11, 1994:


Distribution Centers                         Number of Stores Serviced


Somerset, New Jersey                                     87


Southgate, Michigan                                      84


Irwindale, California                                    36
                                                        ---
                                                        207
                                                        ===

Toys 'R' Us - International

    Toys 'R' Us-International owns or leases properties in Australia, Austria, Belgium, Canada, France, Germany, Japan, the Netherlands, Portugal, Singapore, Spain, Switzerland and the United Kingdom. The Toys 'R' Us international stores generally conform to prototypical designs similar to those used in the United States.

    The following chart sets forth certain information concerning the operating properties of Toys 'R' Us-International, excluding joint venture properties, as of April 11, 1994:


                                                                Number
Executive and           Distribution           Country        of Stores
Buying Office             Centers              Serviced        Serviced

Canada                Concord, Ontario         Canada             50

United Kingdom        Conventry                United Kingdom     45

Germany               Koln(2),                 Germany,Austria
                      Trossingen               Belgium, The       60
                      Bocklemund               Netherlands,
                                               Switzerland

France                Evry                     France             25

Spain                 Alcala de Henares        Spain, Portugal    19

Japan                 Kobe                     Japan              16

Australia             Regents Park, NSW        Australia           7

- - --                    Jurong                   Singapore           3
                                                                 ---
                                                                 225
                                                                 ===

    Four of the warehouse/distribution centers are owned and seven are leased. 82 of the stores are owned and 143 are leased.

    See the Note, 'Leases,' in the Company's Notes to Consolidated Financial Statements included in the Company's Annual Report, which note is incorporated herein by reference, for additional information with respect to the Company's leases.

Item 3.   Legal Proceedings

          None.

Item 4.   Submission of Matters to a Vote
          of Security Holders

          None.

Item 4A.  Executive Officers of the Company
          as of April 11, 1994

        (a) The following persons are the executive officers of the Company, having been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:

    Name               Age                Office


Michael Goldstein        52       Vice Chairman of the Board and
                                  Chief Executive Officer

Robert C. Nakasone       46       President and Chief Operating
                                  Officer

Larry D. Bouts           45       Vice President of the Company and
                                  President of the International
                                  Division of the Company

Roger V. Goddu           43       Executive Vice President and
                                  General Merchandise Manager-USA
                                  Toy Stores

Richard L. Markee        41       Vice President of the Company and
                                  President of the Kids 'R' Us
                                  Division of the Company

Louis Lipschitz          49       Senior Vice President-Finance
                                  and Chief Financial Officer

Jonathan M. Friedman     38       Vice President - Controller

         (b) The following is a brief account of the business experience during the past five years of each of the executive officers of the Company:

         Mr. Goldstein has been employed by the Company for more than five years. Effective January 31, 1994, he became Vice
Chairman of the Board and Chief Executive Officer. From February 1, 1993 to January 30, 1994, he was Vice Chairman of the Board and
Chief Administrative Officer. From prior to 1989 to January 31, 1993, he was Vice Chairman of the Board and Chief Financial and Administrative Officer.
         Mr. Nakasone has been employed by the Company for more than five years. Effective January 31, 1994, he became President and Chief Operating Officer. From prior to 1989 to January 30, 1994, he was Vice Chairman of the Board and President of Worldwide Toy Stores.
         Mr. Bouts has been employed by the Company since September 1990. Effective February 3, 1991, he became Vice President of the Company and President of the International Division. From prior to 1989 to August 1990, he was Vice President - Finance, Chief
Financial Officer of PepsiCo Foods International, a division of
PepsiCo, Inc.
         Mr. Goddu has been employed by the Company since February
1989 as Executive Vice President - General Merchandise Manager - USA
Toy Stores.
         Mr. Markee has been employed by the Company since October
1990.  From March 1, 1993 to date, he has been President of the Kids
'R' Us Division and a Vice President of the Company.  From October
1, 1990 to February 28, 1993, he was Vice President - General Merchandise Manager for the Kids 'R' Us Division, and from prior to 1989 to September 1990, he was employed by Target Stores, a specialty store division of Dayton Hudson Corporation, as Vice

President - Divisional Merchandise Manager.

         Mr. Lipschitz has been employed by the Company for more than five years. From February 1, 1993 to date, he has been Senior Vice President-Finance and Chief Financial Officer. From April 1990 to January 31, 1993, he was Vice President - Finance and Treasurer, and from prior to 1989 to March 1990, he was Vice President - Treasurer.

         Mr. Friedman has been employed by the Company for more than five years. From April 1990 to date, he has been Vice
President - Controller.  From prior to 1989 to April 1990, he was
Assistant Controller.

                             PART    II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         Market prices and other information with respect to the Company's common stock are hereby incorporated by reference to page 15 of the Company's Annual Report.


Item 6.  Selected Financial Data

         Selected financial data are hereby incorporated by reference to page 1 of the Company's Annual Report.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Management's discussion and analysis of financial condition and results of operations is hereby incorporated by reference to page 6 of the Company's Annual Report.

Item 8.  Financial Statements
         and Supplementary Data

         The following financial statements and supplementary data are hereby incorporated by reference to pages 7 to 15 of the Company's Annual Report.

         (i)  Consolidated Balance Sheets at January 29, 1994 and
              January 30, 1993;
        (ii) Consolidated Statements of Earnings for each of the three years in the period ended January 29, 1994;
       (iii) Consolidated Statements of Cash Flows for each of the three years in the period ended January 29, 1994;
        (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January
              29, 1994;

         (v)  Notes to Consolidated Financial Statements; and

        (vi)  Opinion of Ernst & Young.


         Individual financial statements of the registrant's subsidiaries are not furnished because consolidated financial statements are furnished. The registrant is primarily an operating company and all subsidiaries are at least 80% owned.

         Financial statements of 50%-owned joint ventures are not submitted because such companies, considered in the aggregate, are not considered a significant subsidiary as defined in Regulation
S-X.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART   III

Item 10. Directors and Executive
         Officers of the Registrant

         Information with respect to the directors of the Company is hereby incorporated herein by reference to the section, 'Election of Directors', in the Company's Proxy Statement.

         Information with respect to the executive officers of the Company is set forth in Item 4A of Part I hereof.

Item 11. Executive Compensation

         Information with respect to executive compensation is hereby incorporated herein by reference to the sections, 'Election of Directors - Compensation of Directors',
         '- Executive Compensation', '- Summary Compensation Table',
         '- Option Grants in Last Fiscal Year' and '- Aggregated Option
         Exercises in Last Fiscal Year and Fiscal Year-End Option Values', in the Company's Proxy Statement. The sections, '- Report of the
         Compensation Committee on Executive Compensation' and '- Five-Year
         Stockholder Return Comparison', in the Company's Proxy Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be 'filed' as a part of this report.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, 'Principal Stockholder' and 'Election of Directors', in the Company's Proxy Statement.

Item 13. Certain Relationships and
         Related Transactions

         Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section, 'Election of Directors - Certain Transactions', in the Company's Proxy Statement.

                                 PART    IV

Item 14. Exhibits, Financial Statement
         Schedules, and Reports on Form 8-K

         (a) (1) The response to this portion of Item 14 is set forth in Item 8 of Part II hereof.
             (2) Financial Statement Schedules (filed as part of this Report):

Page


         Consent of Ernst & Young and Opinion on Financial
         Statement Schedules for the years ended January 29, 1994 and January 30, 1993.

         Opinion on Financial Statements and Financial Statement
         Schedules of Deloitte & Touche for the year ended February
         1, 1992.

         II--Amounts Receivable from Underwriters, Promoters,
         Directors, Officers, Employees, and Principal Holders
         (Other than Affiliates) of Equity Securities of the Person and its Affiliates.

         V--Property, Plant and Equipment

         VI--Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

         IX--Short-Term Borrowings


         All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

           (3) See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

         (b) On January 4, 1994, the Company filed a Form 8-K in connection with certain changes in the management of the Company which were announced in the Press Release dated January 3, 1994.

              On January 12, 1994, the Company filed a Form 8-K in connection with certain announcements made by the Company in the Press Release dated January 11, 1994.

              No other reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this Report.

         (c)  Reference is made to Item 14(a)(3) above.
         (d)  Reference is made to Item 14(a)(2) above.

REPORT AND CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Toys 'R' Us, Inc.


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Toys 'R' Us, Inc. and subsidiaries of our report dated March 9, 1994, included in the 1993 Annual Report to
Stockholders of Toys 'R' Us, Inc. and subsidiaries.

Our audit also included the financial statement schedules of Toys
'R' Us, Inc. and subsidiaries listed in the Index at Item 14(a)(2) for the years ended January 29, 1994 and January 30, 1993. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Registration
Statements (Form S-3 Numbers 2-87794, 33-23264, 33-34273, 33-42237
and 33-51359) and in Registration Statements (Form S-8 Numbers 2-
64887, 2-91834, 33-16821 and 33-42627) of Toys 'R' Us, Inc. and
subsidiaries of our report dated March 9, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Toys 'R' Us, Inc. and subsidiaries.

                                                   /s/ Ernst & Young
New York, New York
March 9, 1994

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Toys 'R' Us, Inc.
Paramus, New Jersey


We have audited the accompanying consolidated statements of earnings, stockholders' equity and cash flows of Toys 'R' Us, Inc. and subsidiaries for the year ended February 1, 1992. Our audit also included the financial statement schedules listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Toys 'R' Us, Inc. and subsidiaries and their cash flows for the year ended
February 1, 1992 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche

New York, New York
March 11, 1992

                       TOYS 'R' US, INC. AND SUBSIDIARIES

        SCHEDULE II -- AMOUNTS RECEIVABLE FROM UNDERWRITERS, PROMOTERS, DIRECTORS, OFFICERS, EMPLOYEES, AND PRINCIPAL HOLDERS (OTHER THAN AFFILIATES) OF EQUITY SECURITIES OF THE PERSON AND ITS AFFILIATES

                          YEAR ENDED JANUARY 30, 1993

                 COLUMN A                      COLUMN B      COLUMN C             COLUMN D                  COLUMN E
- - ------------------------------------------   ------------    ---------    -------------------------    ------------------
                                                                                                       BALANCE AT END OF
                                                                                 DEDUCTIONS                  PERIOD
                                                                          -------------------------    ------------------
                                              BALANCE AT                     (1)            (2)                     (2)
                                             BEGINNING OF                  AMOUNTS        AMOUNTS        (1)        NOT
              NAME OF DEBTOR                    PERIOD       ADDITIONS    COLLECTED     WRITTEN OFF    CURRENT    CURRENT
- - ------------------------------------------   ------------    ---------    ----------    -----------    -------    -------
Charles Lazarus...........................    $ 1,108,000      $  --      $1,108,000       $  --        $  --      $  --

- - ------------

Represents a note receivable with interest at 6% in connection with the exercise of stock options.

                       TOYS 'R' US, INC. AND SUBSIDIARIES

        SCHEDULE II -- AMOUNTS RECEIVABLE FROM UNDERWRITERS, PROMOTERS, DIRECTORS, OFFICERS, EMPLOYEES, AND PRINCIPAL HOLDERS (OTHER THAN AFFILIATES) OF EQUITY SECURITIES OF THE PERSON AND ITS AFFILIATES

                          YEAR ENDED FEBRUARY 1, 1992

                 COLUMN A                      COLUMN B      COLUMN C             COLUMN D                  COLUMN E
- - ------------------------------------------   ------------    ---------    -------------------------    ------------------
                                                                                                       BALANCE AT END OF
                                                                                 DEDUCTIONS                  PERIOD
                                                                          -------------------------    ------------------
                                              BALANCE AT                    (1)           (2)                     (2)
                                             BEGINNING OF                 AMOUNTS       AMOUNTS       (1)         NOT
              NAME OF DEBTOR                    PERIOD       ADDITIONS   COLLECTED    WRITTEN OFF   CURRENT      CURRENT
- - ------------------------------------------   ------------    ---------   ----------   -----------   -------      -------
Charles Lazarus...........................    $ 1,108,000      $  --     $   --         $  --     $1,108,000(A)   $ --
Norman Ricken.............................        204,717         --      204,717          --          --           --

- - ------------

 (A) Represents a note receivable with interest at 6% due October 5, 1992 in connection with the exercise of stock options.

                       TOYS 'R' US, INC. AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED JANUARY 29, 1994

             COLUMN A                   COLUMN B      COLUMN C      COLUMN D           COLUMN E              COLUMN F
- - -----------------------------------   ------------    ---------    -----------    ------------------       -------------
                                       BALANCE AT                     SALES        OTHER CHANGES --
                                      BEGINNING OF    ADDITIONS        AND         ADD (DEDUCT) --          BALANCE AT
          CLASSIFICATION                 PERIOD        AT COST     RETIREMENTS         DESCRIBE            END OF PERIOD
- - -----------------------------------   ------------    ---------    -----------    ------------------       -------------
                                                                        (IN THOUSANDS)
Property and equipment used in
  operations:

Land...............................    $   642,368    $  48,772     $    (228)       $     14,367 (A)
                                                                                          (11,542)(B)       $   693,727
Buildings..........................      1,280,850       90,260          (336)             93,361 (A)
                                                                                          (17,858)(B)         1,446,277
Furniture and equipment............        809,772      177,416       (28,669)              1,794 (A)
                                                                                           (6,953)(B)           953,360
Leasehold and leasehold                                                                    40,488 (A)
  improvements.....................        510,780      116,382        (2,407)             (7,052)(B)           658,191
                                                                                         (150,379)(A)
Construction in progress...........         72,895      120,294            --                (955)(B)            41,855

Leased property under capital
  leases...........................         20,193        4,167            --                  --                24,360
                                      ------------    ---------    -----------    ------------------       -------------
                                       $ 3,336,858    $ 557,291     $ (31,640)       $    (44,729)          $ 3,817,780
                                      ------------    ---------    -----------    ------------------       -------------
                                      ------------    ---------    -----------    ------------------       -------------

- - ------------

 (A) Transfers

 (B) Translation adjustments

                       TOYS 'R' US, INC. AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED JANUARY 30, 1993

             COLUMN A                   COLUMN B      COLUMN C      COLUMN D           COLUMN E              COLUMN F
- - -----------------------------------   ------------    ---------    -----------    ------------------       -------------
                                       BALANCE AT                                  OTHER CHANGES --
                                      BEGINNING OF    ADDITIONS                    ADD (DEDUCT) --          BALANCE AT
          CLASSIFICATION                 PERIOD        AT COST     RETIREMENTS         DESCRIBE            END OF PERIOD
- - -----------------------------------   ------------    ---------    -----------    ------------------       -------------
                                                                        (IN THOUSANDS)
Property and equipment used in
  operations:

Land...............................    $   599,886    $  49,926     $      --        $     13,941 (A)
                                                                                          (21,385)(B)       $   642,368
Buildings..........................      1,164,323       71,931            --              68,738 (A)
                                                                                          (24,142)(B)         1,280,850
Furniture and equipment............        695,820      123,798        (4,004)              3,707 (A)
                                                                                           (9,549)(B)           809,772
Leasehold and leasehold
  improvements.....................        419,457       83,296        (1,111)             13,030 (A)
                                                                                           (3,892)(B)           510,780
Construction in progress...........         83,032       93,829            --             (99,416)(A)
                                                                                           (4,550)(B)            72,895
Leased property under capital
  leases...........................         21,172           --          (979)                 --                20,193
                                      ------------    ---------    -----------    ------------------       -------------
                                       $ 2,983,690    $ 422,780     $  (6,094)       $    (63,518)          $ 3,336,858
                                      ------------    ---------    -----------    ------------------       -------------
                                      ------------    ---------    -----------    ------------------       -------------

- - ------------

 (A) Transfers

 (B) Translation adjustments

                       TOYS 'R' US, INC. AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED FEBRUARY 1, 1992

             COLUMN A                   COLUMN B      COLUMN C      COLUMN D           COLUMN E              COLUMN F
- - -----------------------------------   ------------    ---------    -----------    ------------------       -------------
                                       BALANCE AT                                  OTHER CHANGES --
                                      BEGINNING OF    ADDITIONS                    ADD (DEDUCT) --          BALANCE AT
          CLASSIFICATION                 PERIOD        AT COST     RETIREMENTS         DESCRIBE            END OF PERIOD
- - -----------------------------------   ------------    ---------    -----------    ------------------       -------------
                                                                        (IN THOUSANDS)
Property and equipment used in
  operations:

Land...............................    $   479,802    $ 128,359     $      --        $       (139)(A)
                                                                                           (8,136)(B)       $   599,886
Buildings..........................        961,892      104,193            --             109,767 (A)
                                                                                          (11,529)(B)         1,164,323
Furniture and equipment............        581,971      119,961        (5,616)              5,791 (A)
                                                                                           (6,287)(B)           695,820
Leasehold and leasehold
  improvements.....................        364,065       37,777        (1,131)             26,563 (A)
                                                                                           (7,817)(B)           419,457

Construction in progress...........         66,334      159,107          (107)           (141,982)(A)
                                                                                             (320)(B)            83,032
Leased property under capital
  leases...........................         21,172           --            --                  --                21,172
                                      ------------    ---------    -----------    ------------------       -------------
                                       $ 2,475,236    $ 549,397     $  (6,854)       $    (34,089)          $ 2,983,690
                                      ------------    ---------    -----------    ------------------       -------------
                                      ------------    ---------    -----------    ------------------       -------------

- - ------------

 (A) Transfers

 (B) Translation adjustments

                       TOYS 'R' US, INC. AND SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED JANUARY 29, 1994

             COLUMN A                  COLUMN B       COLUMN C      COLUMN D           COLUMN E              COLUMN F
- - ----------------------------------   ------------    ----------    -----------    ------------------       -------------
                                                     ADDITIONS
                                      BALANCE AT     CHARGED TO       SALES        OTHER CHANGES --
                                     BEGINNING OF    COSTS AND         AND          ADD (DEDUCT) --         BALANCE AT
          CLASSIFICATION                PERIOD        EXPENSES     RETIREMENTS         DESCRIBE            END OF PERIOD
- - ----------------------------------   ------------    ----------    -----------    ------------------       -------------
                                                                       (IN THOUSANDS)
Property and equipment used in
  operations:

Buildings.........................    $   119,996     $ 26,802      $    (213)       $        304 (A)
                                                                                             (695)(B)       $   146,194
Furniture and equipment...........        306,746       81,526        (27,518)                (11)(A)
                                                                                           (1,709)(B)           359,034
Leasehold and leasehold
  improvements....................         92,196       24,135         (2,255)               (284)(A)
                                                                                             (984)(B)           112,808
Leased property under capital
  leases..........................         14,370          907             --                  --                15,277
                                     ------------    ----------    -----------    ------------------       -------------
                                      $   533,308     $133,370      $ (29,986)       $     (3,379)          $   633,313
                                     ------------    ----------    -----------    ------------------       -------------
                                     ------------    ----------    -----------    ------------------       -------------

- - ------------

 (A) Transfers

 (B) Translation adjustments

                       TOYS 'R' US, INC. AND SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED JANUARY 30, 1993

             COLUMN A                  COLUMN B       COLUMN C      COLUMN D           COLUMN E              COLUMN F
- - ----------------------------------   ------------    ----------    -----------    ------------------       -------------
                                                     ADDITIONS
                                      BALANCE AT     CHARGED TO                    OTHER CHANGES --
                                     BEGINNING OF    COSTS AND                     ADD (DEDUCT) --          BALANCE AT
          CLASSIFICATION                PERIOD        EXPENSES     RETIREMENTS         DESCRIBE            END OF PERIOD
- - ----------------------------------   ------------    ----------    -----------    ------------------       -------------
                                                                       (IN THOUSANDS)
Property and equipment used in
  operations:

Buildings.........................    $    96,012     $ 25,938      $      --        $        (64)(A)
                                                                                           (1,890)(B)       $   119,996
Furniture and equipment...........        240,803       73,244         (3,503)                 10 (A)
                                                                                           (3,808)(B)           306,746
Leasehold and leasehold
  improvements....................         74,198       19,092           (395)                 54 (A)
                                                                                             (753)(B)            92,196
Leased property under capital
  leases..........................         14,590          760           (980)                 --                14,370
                                     ------------    ----------    -----------    ------------------       -------------
                                      $   425,603     $119,034      $  (4,878)       $     (6,451)          $   533,308
                                     ------------    ----------    -----------    ------------------       -------------
                                     ------------    ----------    -----------    ------------------       -------------

- - ------------

 (A) Transfers

 (B) Translation adjustments

                       TOYS 'R' US, INC. AND SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED FEBRUARY 1, 1992

             COLUMN A                  COLUMN B       COLUMN C      COLUMN D           COLUMN E              COLUMN F
- - ----------------------------------   ------------    ----------    -----------    ------------------       -------------
                                                     ADDITIONS
                                      BALANCE AT     CHARGED TO                     OTHER CHANGES-
                                     BEGINNING OF    COSTS AND                      ADD (DEDUCT)-           BALANCE AT
          CLASSIFICATION                PERIOD        EXPENSES     RETIREMENTS         DESCRIBE            END OF PERIOD
- - ----------------------------------   ------------    ----------    -----------    ------------------       -------------
                                                                       (IN THOUSANDS)
Property and equipment used in
  operations:

Buildings.........................    $    75,299     $ 21,285      $      --        $        (28)(A)
                                                                                             (544)(B)        $  96,012
Furniture and equipment...........        185,661       62,043         (5,116)                  3 (A)
                                                                                           (1,788)(B)          240,803
Leasehold and leasehold
  improvements....................         59,134       16,584           (879)                 25 (A)
                                                                                             (666)(B)           74,198
Leased property under capital
  leases..........................         13,801          789             --                  --               14,590
                                     ------------    ----------    -----------    ------------------       -------------
                                      $   333,895     $100,701      $  (5,995)       $     (2,998)           $ 425,603
                                     ------------    ----------    -----------    ------------------       -------------
                                     ------------    ----------    -----------    ------------------       -------------

- - ------------

 (A) Transfers

 (B) Translation adjustments

                       TOYS 'R' US, INC. AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                          YEAR ENDED JANUARY 29, 1994

                 COLUMN A                       COLUMN B        COLUMN C        COLUMN D       COLUMN E        COLUMN F
- - -------------------------------------------   ------------    -------------    -----------    -----------    -------------
                                                                                 MAXIMUM        AVERAGE        WEIGHTED
                                                                                 AMOUNT         AMOUNT          AVERAGE
                                               BALANCE AT       WEIGHTED       OUTSTANDING    OUTSTANDING    INTEREST RATE
           CATEGORY OF AGGREGATE                 END OF          AVERAGE       DURING THE     DURING THE      DURING THE
           SHORT-TERM BORROWINGS                 PERIOD       INTEREST RATE      PERIOD         PERIOD          PERIOD
- - -------------------------------------------   ------------    -------------    -----------    -----------    -------------
                                                                                                  (A)             (B)
                                                                         (DOLLARS IN THOUSANDS)
NOTES PAYABLE TO BANKS.....................    $   233,174             5.5%    $   360,355    $   205,683             6.5%
                                              ------------    -------------    -----------    -----------    -------------
                                              ------------    -------------    -----------    -----------    -------------
COMMERCIAL PAPER...........................    $     6,688             2.8%    $   219,982    $    48,197             3.0%
                                              ------------    -------------    -----------    -----------    -------------
                                              ------------    -------------    -----------    -----------    -------------

- - ------------

 (A) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 365.

 (B) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

                       TOYS 'R' US, INC. AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                          YEAR ENDED JANUARY 30, 1993

                   COLUMN A                        COLUMN B        COLUMN C        COLUMN D       COLUMN E        COLUMN F
- - ----------------------------------------------   ------------    -------------    -----------    -----------    -------------
                                                                                    MAXIMUM        AVERAGE        WEIGHTED
                                                                                    AMOUNT         AMOUNT          AVERAGE
                                                  BALANCE AT       WEIGHTED       OUTSTANDING    OUTSTANDING    INTEREST RATE
            CATEGORY OF AGGREGATE                   END OF          AVERAGE       DURING THE     DURING THE      DURING THE
            SHORT-TERM BORROWINGS                   PERIOD       INTEREST RATE      PERIOD         PERIOD          PERIOD
- - ----------------------------------------------   ------------    -------------    -----------    -----------    -------------

                                                                                                     (A)             (B)
                                                                            (DOLLARS IN THOUSANDS)
NOTES PAYABLE TO BANKS........................     $117,378             8.4%       $ 284,544      $ 149,959          8.9%
                                                 ------------    -------------    -----------    -----------        -----
                                                 ------------    -------------    -----------    -----------        -----
COMMERCIAL PAPER..............................     $  3,394             2.6%       $ 338,000      $ 153,108          3.5%
                                                 ------------    -------------    -----------    -----------        -----
                                                 ------------    -------------    -----------    -----------        -----

- - ------------

 (A) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 365.

 (B) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

                       TOYS 'R' US, INC. AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                          YEAR ENDED FEBRUARY 1, 1992

                   COLUMN A                        COLUMN B        COLUMN C        COLUMN D       COLUMN E        COLUMN F
- - ----------------------------------------------   ------------    -------------    -----------    -----------    -------------
                                                                                    MAXIMUM        AVERAGE        WEIGHTED
                                                                                    AMOUNT         AMOUNT          AVERAGE
                                                  BALANCE AT       WEIGHTED       OUTSTANDING    OUTSTANDING    INTEREST RATE
            CATEGORY OF AGGREGATE                   END OF          AVERAGE       DURING THE     DURING THE      DURING THE
            SHORT-TERM BORROWINGS                   PERIOD       INTEREST RATE      PERIOD         PERIOD          PERIOD
- - ----------------------------------------------   ------------    -------------    -----------    -----------    -------------

                                                                                                     (A)             (B)
                                                                            (DOLLARS IN THOUSANDS)
NOTES PAYABLE TO BANKS........................     $241,659             9.5%       $ 389,008      $ 165,536          9.8%
                                                 ------------    -------------    -----------    -----------        -----
                                                 ------------    -------------    -----------    -----------        -----
COMMERCIAL PAPER..............................     $ 50,000             3.8%       $ 708,000      $ 398,648          5.9%
                                                 ------------    -------------    -----------    -----------        -----
                                                 ------------    -------------    -----------    -----------        -----

- - ------------

 (A) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 365.

 (B) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

                          SIGNATURES




         Pursuant to the requirements of Section 13 or 15(d) of

the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,

thereunto duly authorized.

                                TOYS 'R' US, INC.
                                (Registrant)


                               By Louis Lipschitz
                                  Senior Vice President-Finance
                                  and Chief Financial Officer


Date: April 21, 1994


         Pursuant to the requirements of the Securities Exchange

Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated

on the 21st day of April, 1994.


    Signature                         Title

Charles Lazarus              Chairman of the Board

Michael Goldstein            Director, Vice Chairman of the Board
                             and Chief Executive Officer
                             (Principal Executive Officer)

Robert A. Bernhard           Director

Milton S. Gould              Director

Shirley Strum Kenny          Director

Reuben Mark                  Director

Howard W. Moore              Director




Robert C. Nakasone           Director

Norman M. Schneider          Director

Harold M. Wit                Director

Louis Lipschitz              Senior Vice President - Finance
                             and Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)

The foregoing constitute all of the Board of Directors and the Principal Executive, Financial and Accounting Officers of the
Registrant.

                             GRAPHICS APPENDIX LIST

                     EDGAR VERSION                                            TYPESET VERSION
1993 Form 10-K, Exhibit 13 --                             1993 Form 10-K, Exhibit 13 --
  (Selected Portions of Toys 'R' Us                       (Selected Portions of Toys 'R' Us
  1993 Annual Report to Stockholders)                     1993 Annual Report to Stockholders)

Page 1 -- One bar chart omitted                           Page 1 -- One bar chart depicting Consolidated Net Sales
                                                          (billions). (The text and numbers used in this chart
                                                          appear in the text of the EDGAR Version).

Page 3 -- Two bar charts omitted                          Page 3 -- Two bar charts depicting Consolidated Net
                                                          Earnings (millions) and Consolidated Stockholders'
                                                          Equity (billions), respectively. (The text and numbers
                                                          used in these charts appear in the text of the EDGAR
                                                          Version).

Page 4 -- Two bar charts omitted                          Page 4 -- Two bar charts depicting Consolidated Number
                                                          of Stores and Net Sales -- International Division
                                                          (millions), respectively. (The text and numbers used in
                                                          these charts appear in the text of the EDGAR Version).

Page 5 -- One bar chart omitted                           Page 5 -- One bar chart depicting Number of
                                                          Countries -- International Division. (The text and
                                                          numbers used in this chart appear in the text of the
                                                          EDGAR Version).



INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this
Report:


Exhibit                                                               Paper(P)
No.                           Document                                or Electronic(E)

3A Restated Certificate of Incorporation of registrant. Incorporated herein by reference to
               Exhibit 3A to registrant's Annual Report on Form
               10-K for the year ended February 1, 1992.

3B             By-Laws of registrant as amended and restated          E
               effective January 31, 1994.

4          i)  Form of Indenture dated as of January 1, 1987
               between the registrant and United Jersey Bank,
               as Trustee, pursuant to which Securities in one
               or more series in an unlimited amount may be
               issued by the registrant.  Incorporated herein
               by reference to Exhibit 4(a) to registrant's
               Registration Statement No. 33-11461.
          ii)  Form of the registrant's 8 1/4% Sinking Fund
               Debentures due 2017 is incorporated herein by
               reference to Exhibit 4(b) to Registration
               Statement No. 33-11461.
         iii)  Form of Indenture between the registrant and
               United Jersey Bank, as Trustee, pursuant to
               which one or more series of debt securities up
               to $300,000,000 in principal amount may be
               issued by the registrant.  Incorporated herein
               by reference to Exhibit 4 to registrant's
               Registration Statement No. 33-42237.
          iv)  Form of the registrant's 8 3/4% Debentures due
               2021 is incorporated herein by reference to
               Exhibit 4 to registrant's Report on Form 8-K
               dated August 29, 1991.
           v)  Substantially all other long-term debt of the
               registrant (which other debt does not exceed on
               an aggregate basis 10% of the total assets of
               the registrant and its subsidiaries on a
               consolidated basis) is evidenced by, among other
               things, (a) industrial revenue bonds issued by
               industrial development authorities and
               guaranteed by the registrant, (b) mortgages held
               by third parties on real estate owned by the
               registrant, (c) stepped coupon guaranteed bonds
               held by a third party and guaranteed by the
               registrant and (d) an agreement under which the
               registrant guaranteed certain yen-denominated
               loans made by a third party to a subsidiary of
               the registrant.  The registrant will file with
               the Securities and Exchange Commission (the
               'Commission') copies of  the constituent
               documents relating to such debt upon request of
               the Commission.


Exhibit                                                          Paper(P)
No.                                                              or Electronic(E)

10A* Stock Option Plan of the registrant, as amended as of April 22, 1993. Incorporated herein by reference to Exhibit 10A to registrant's Annual
               Report on Form 10-K for the year ended January
               30, 1993.

10B* An employment agreement dated March 14, 1978 and an amendment thereto dated November 20, 1979 between registrant and Charles Lazarus are incorporated herein by reference to Exhibit 2 to a Schedule 13D dated February 1, 1980 filed by
               Charles Lazarus, et al.  An amendment dated
               March 23, 1982 to such employment agreement is incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 31, 1982. An amendment dated as of December 7, 1982 to such employment agreement is incorporated herein by reference to
               Exhibit 10B to registrant's Annual Report on
               Form 10-K for the year ended January 30, 1983.
               An amendment dated April 10, 1984 to such employment agreement is incorporated herein by reference to Exhibit 10B to the registrant's
               Annual Report on Form 10-K for the year ended
               January 29, 1984. An amendment dated as of March 14, 1989 to such employment agreement is incorporated herein by reference to Exhibit 10B to registrant's Annual Report on Form 10-K for the year ended January 29, 1989.

10C* A stock option plan and agreement dated March 6, 1984 between registrant and Charles Lazarus is incorporated herein by reference to Exhibit 10E to registrant's Annual Report on Form 10-K for the year ended January 29, 1984. The first amendment dated as of April 1, 1989 to such agreement is incorporated herein by reference to
               Exhibit 10E to registrant's Annual Report on
               Form 10-K for the year ended January 29, 1989.

10D* Form of Indemnification Agreement between registrant and each director is incorporated herein by reference to Exhibit 10F to registrant's Annual Report on Form 10-K for the year ended February 1, 1987.





* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.



Exhibit                                                          Paper(P)
No.                                                              or Electronic(E)

10E* A stock option agreement dated as of February 1, 1988 between registrant and Robert Nakasone is incorporated herein by reference to Exhibit 10G to registrant's Annual Report on Form 10-K for the year ended January 31, 1988. The first amendment dated as of April 1, 1989 to such agreement is incorporated herein by reference to
               Exhibit 10G to registrant's Annual Report on
               Form 10-K for the year ended January 29, 1989.
               The second amendment dated as of September 19, 1989 to such agreement is incorporated herein by reference to Exhibit 10G to registrant's Annual
               Report on Form 10-K for the year ended January
               28, 1990.

10F* A stock option agreement dated as of February 1, 1988 between registrant and Michael Goldstein is incorporated herein by reference to Exhibit 10H to registrant's Annual Report on Form 10-K for the year ended January 31, 1988. The first amendment dated as of April 1, 1989 to such agreement is incorporated herein by reference to
               Exhibit 10H to registrant's Annual Report on
               Form 10-K for the year ended January 29, 1989.
               The second amendment dated as of September 19, 1989 to such agreement is incorporated herein by reference to Exhibit 10H to registrant's Annual
               Report on Form 10-K for the year ended January
               28, 1990.

10G*           Stock Option Plan and Agreement dated as of
               March 14, 1989 between the registrant and Charles Lazarus, and a First Amendment thereto dated as of September 19, 1989 is incorporated by reference to Exhibit 10I to registrant's
               Annual Report on Form 10-K for the year ended
               January 28, 1990.

10H* Non-Employee Directors' Stock Option Plan as adopted by the Board of Directors on September
               19, 1990 and approved by the registrant's stockholders on June 3, 1991. Incorporated herein by reference to Exhibit 10H to registrant's Annual Report on Form 10-K for the year ended February 1, 1992.

10I*           Stock Option Plan and Agreement dated as of
               December 2, 1992 between the registrant and Robert C. Nakasone. Incorporated herein by reference to Exhibit 10I to registrant's Annual
               Report on Form 10-K for the year ended January
               30, 1993.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.


[CAPTION]


Exhibit                                                              Paper(P)
No.                                                                  or Electronic(E)

10J*            Stock Option Plan and Agreement dated as of
                December 2, 1992 between the registrant and Michael Goldstein. Incorporated herein by reference to Exhibit 10J to registrant's Annual
                Report on Form 10-K for the year ended January
                30, 1993.

10K*            Toys 'R' Us, Inc. 1994 Stock Option and              E
                Performance Incentive Plan effective November 1,
                1993, subject to stockholder approval.

10L*            Management Incentive Compensation Plan of the        E
                registrant adopted March 28, 1994.

13              Registrant's Annual Report to Stockholders for       E
                the year ended January 29, 1994.  Except for the
                portions thereof which are expressly
                incorporated by reference into this report, such
                Annual Report is furnished solely for the
                information of the Commission and is not to be
                deemed 'filed' as part of this report.

22              Subsidiaries of registrant.                          E

24 Reference is made to the Report and Consent of Independent Auditors, Ernst & Young, contained on page 20 of this Form 10-K.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.
