Form 10-Q
period 1994-04-30
TOYS R US INC
filed 1994-06-07
CIK 51734

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           April 30, 1994

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number              1-1117

                               TOYS "R" US, INC.
(Exact name of registrant as specified in its charter)

              Delaware                         13-5159250
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

                    461 From Road, Paramus, New Jersey 07652
(Address of principal executive offices)               (Zip Code)

                                  (201) 262-7800
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 23, 1994, 287,553,496 shares of common stock were outstanding.

                                        INDEX



                                                                   PAGE

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Consolidated Balance Sheets.......................     3

              Consolidated Statements of Earnings...............     4

              Consolidated Statements of Cash Flows.............     5

              Notes to Consolidated Financial Statements........     6

         Item 2.  Management's Discussion - Results of Operations
                   and Financial Condition......................     7


         PART II - OTHER INFORMATION............................     8

         SIGNATURES.............................................     9

                                                                        Page 3

                         TOYS "R" US, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In thousands)


                                               April 30,       May 1,     January 29,
                                                 1994           1993         1994

  ASSETS

     Current assets:
       Cash and cash equivalents             $   238,189   $   261,907    $   791,893
       Accounts and other receivables             92,912        70,690         98,534
       Merchandise inventories                 2,025,726     1,745,312      1,777,569
       Prepaid expenses and other                 57,472        46,341         40,400

          Total current assets                 2,414,299     2,124,250      2,708,396

     Property, equipment and other assets      3,557,299     3,008,563      3,441,213

                                             $ 5,971,598   $ 5,132,813    $ 6,149,609

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Short-term borrowings                 $   410,456   $   146,402    $   239,862
       Accounts payable                        1,055,931       909,440      1,156,411
       Accrued expenses and other                348,822       289,453        471,782
       Income taxes payable                       67,437        29,067        206,996

            Total current liabilities          1,882,646     1,374,362      2,075,051

     Deferred income taxes                       221,906       188,178        202,663
     Long-term debt                              738,725       694,057        723,613

     Stockholders' equity:
       Common stock                               29,794        29,794         29,794
       Additional paid-in capital                449,325       471,558        454,061
       Retained earnings                       3,050,386     2,565,288      3,012,806
       Foreign currency translation
        adjustments                              (45,754)       12,912        (56,021)
       Treasury shares, at cost                 (355,430)     (203,336)      (292,358)

                                               3,128,321     2,876,216      3,148,282

                                             $ 5,971,598   $ 5,132,813    $ 6,149,609

                    See notes to consolidated financial statements.

                                                                        Page 4

                         TOYS "R" US, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)
                     (In thousands except per share information)





                                                          13 Weeks Ended

                                                        April 30,       May 1,
                                                          1994           1993

          Net sales                                  $ 1,461,933   $ 1,286,479

          Costs and expenses:
            Cost of sales                              1,001,203       882,876
            Selling, advertising, general &
             administrative                              350,232       308,413
            Depreciation and amortization                 36,445        30,572
            Interest expense - net                        14,402         9,249

                                                       1,402,282     1,231,110

          Earnings before taxes on income                 59,651        55,369
          Taxes on income                                 22,071        19,933

          Net earnings                               $    37,580   $    35,436


          Earnings per share                                $.13          $.12


          Common and common equivalent shares            292,741       298,511





                   See notes to consolidated financial statements.

                                                                        Page 5

                         TOYS "R" US, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (In thousands)


                                                            13 Weeks Ended

                                                          April 30,     May 1,
                                                            1994         1993

       Cash flows from operating activities:
       Net earnings                                       $  37,580    $  35,436
       Adjustments to reconcile net earnings to net
        cash used by operating activities:
         Depreciation and amortization                       36,445       30,572
         Deferred income taxes                                4,926        4,987
         Changes in operating assets and liabilities:
           Accounts and other receivables                     5,622       (1,305)
           Merchandise inventories                         (248,157)    (246,641)
           Prepaid expenses and other operating assets      (20,622)       7,724
           Accounts payable, accrued expenses and taxes    (362,999)    (238,917)

       Total adjustments                                   (584,785)    (443,580)

             Net cash used by operating activities         (547,205)    (408,144)

       Cash flows from investing activities:
       Capital expenditures-net                            (100,437)     (64,891)
       Other assets                                          (5,869)      (9,675)

             Net cash used by investing activities         (106,306)     (74,566)

       Cash flows from financing activities:
       Short-term borrowings, net                           170,594       25,630
       Long-term borrowings                                   1,218          900
       Long-term debt repayments                               (221)        (236)
       Exercise of stock options                              3,194        6,273
       Share repurchase program                             (71,002)     (53,109)
             Net cash provided (used) by financing
              activities                                    103,783      (20,542)

       Effect of exchange rate changes on cash and
        cash equivalents                                     (3,976)       1,438

       Cash and cash equivalents:
       Decrease during period                              (553,704)    (501,814)
       Beginning of period                                  791,893      763,721
       End of period                                      $ 238,189    $ 261,907
                                                                                                                                   P

     Supplemental disclosures of cash flow information:
     The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.

     During the thirteen weeks ended April 30, 1994 and May 1, 1993, the Company made income tax payments of $154,727 and $144,995 and interest payments (net of amounts capitalized) of $18,896 and $16,185, respectively.

                   See notes to consolidated financial statements.

                            TOYS "R" US, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)





1.   Interim Reporting

      The interim financial statements are unaudited and are subject to year-end adjustments. However, in the opinion of management, all known adjustments (which consist only of normal recurring accruals) have been made to present fairly the consolidated operating results for the unaudited periods. Because of the seasonal nature of the Company's business, results for interim periods are not indicative of results to be expected for the fiscal year.

2.   Earnings Per Share

      Earnings per share for the thirteen weeks ended April 30, 1994 and May 1, 1993 are computed by dividing net earnings by the weighted average number of common shares outstanding, after reduction for treasury shares and assuming exercise of dilutive stock options computed by the treasury stock method using the average market price during the period.

                     MANAGEMENT'S DISCUSSION - RESULTS OF OPERATIONS
                                 AND FINANCIAL CONDITION


Results of Operations

Sales increased by $175,454,000 or 13.6% in the first quarter over the prior year's comparable quarter due primarily to sales from 109 new toy stores and 10 children's clothing stores opened in 1993 and 1994, offset by the closing of 18 children's clothing stores over the same period. Comparable USA toy store sales increased by 6.6% for the quarter. International toy store comparable sales decreased due to adverse local economic conditions.

Cost of sales as a percentage of sales decreased from 68.6% in the first quarter of 1993 to 68.5% in the first quarter of 1994 due to a more favorable product mix and reduced markdowns associated with strong inventory controls.

Selling, advertising, general and administrative expenses remained constant at 24% of sales in the first quarter of 1994 and 1993.

Net interest expense increased in the quarter compared to the prior years quarter, as a result of a decrease in interest income ($4,651,000 in 1994 and $6,823,000 in 1993) and higher average short term borrowings.

Our effective tax rate increased from 36% in the first quarter of 1993 to 37% in the first quarter of 1994 due to a 1% increase in the U.S. federal corporate income tax rate.


Financial Condition

Plans are underway for approximately 40 U.S.A. and 65 international toy stores including our first stores in Denmark and Sweden, and 10 Kids "R" Us children's clothing stores. The Company has closed 14 of the 20 Kids "R" Us stores that were anticipated to be closed this year, with no significant impact on the Company's financial condition. Seasonal cash requirements will continue to be met through operations, the issuance of short-term commercial paper, bank borrowings for certain foreign subsidiaries and the issuance of long-term debt, if advantageous.

                               PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Not applicable.

          (b) The Company was not required to file any reports on Form 8-K during the 13 weeks ended April 30, 1994.

                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  June 6, 1994                 Toys "R" Us, Inc.
                                    (Registrant)




                                    s/Louis Lipschitz
                                    (Signature)
                                    Louis Lipschitz
                                    Senior Vice President - Finance and
                                    Chief Financial Officer