Form 10-Q
period 1994-07-30
TOYS R US INC
filed 1994-09-08
CIK 51734

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 30, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes  X  	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 22, 1994, 284,725,462 shares of common stock were outstanding.

                                  INDEX





  		                                                                        PAGE


     PART I - FINANCIAL INFORMATION

     Item 1.	Financial Statements

               Consolidated Balance Sheets                                    3

               Consolidated Statements of Earnings		                          4

               Consolidated Statements of Cash Flows		                        5

               Notes to Consolidated Financial Statements		                   6

     Item 2.	Management's Discussion - Results of Operations
             and Financial Condition		                                        7

     PART II - OTHER INFORMATION		                                            8

     SIGNATURES		                                                             9




                         TOYS "R" US, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                  (In thousands)



                                                        July 30,        July 31,      January 29,
	                                                         1994     	      1993    	      1994

     ASSETS

     Current assets:
      Cash and cash equivalents	                     $   109,578     $   146,818     $   791,893
	     Accounts and other receivables	                     96,187          62,798          98,534
	     Merchandise inventories	                         2,411,919       2,142,103       1,777,569
	     Prepaid expenses and other	                         65,457	         56,485          40,400

	          Total current assets	                       2,683,141	      2,408,204	      2,708,396

     Property, equipment and other assets	             3,746,293	      3,087,022	      3,441,213

			                                                 $  6,429,434	   $  5,495,226	    $ 6,149,609


     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:

	      Short-term borrowings                        $   641,816     $    287,712     $   239,862
       Accounts payable                               1,323,177        1,208,186       1,156,411
       Accrued expenses and other                       363,732          303,845         471,782
	      Income taxes payable	                             14,009	           2,471         206,996


           Total current liabilities	                 2,342,734        1,802,214	      2,075,051

     Deferred income taxes	                             238,231	         200,479         202,663
     Long-term debt	                                    755,136	         687,893         723,613


     Stockholders' equity:
	      Common stock                                      29,794	          29,794          29,794
       Additional paid-in capital	                      448,089	         473,408	        454,061
	      Retained earnings                              3,088,400        2,600,794       3,012,806
	      Foreign currency translation adjustments         (20,290)         (65,218)       	(56,021)
	      Treasury shares, at cost	                       (452,660)	       (234,138)       (292,358)

  	                                                   3,093,333 	      2,804,640	      3,148,282

			                                                 $ 6,429,434	     $ 5,495,226     $ 6,149,609

                               See notes to consolidated financial statements.




                                    TOYS "R" US, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                 (Unaudited)
                                (In thousands except per share information)




		                                                             13 Weeks Ended             26 Weeks Ended

		                                                          July 30,	    July 31,      July 30,     July 31,
   	                                                          1994    	    1993          1994         1993

     Net Sales	                                           $1,452,117	  $1,317,012	  $2,914,050	   $2,603,491

     Costs and expenses:
	      Cost of sales                                         982,892      902,414    1,984,095     1,785,290
	      Selling, advertising, general & administrative        355,868     	317,629      706,100       626,042
	      Depreciation and amortization                          36,984       30,757       73,429        61,329
	      Interest expense - net	                                16,034	      10,736	      30,436	       19,985

		                                                         1,391,778    1,261,536    2,794,060     2,492,646

     Earnings before taxes on income	                         60,339	      55,476	     119,990	      110,845
     Taxes on income	                                         22,325	      19,971	      44,396	       39,904

     Net earnings	                                        $   38,014   $   35,505   $   75,594    $   70,941


     Earnings per share	                                        $.13         $.12         $.26	         $.24


     Common and common equivalent shares	                    290,614	     296,685      291,673	      297,593





                           See notes to consolidated financial statements.



                                                                                   Page 5

                            TOYS "R" US, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)



		                                                                          26 Weeks Ended

      		                                                                 July 30,     July 31,
		                                                                         1994     	   1993
     Cash Flows from operating activities:
     Net earnings	                                                    $   75,594   $   70,941
     Adjustments to reconcile net earnings to net cash used by
	     operating activities:
	      Depreciation and amortization                                      73,429       61,329
	      Deferred income taxes                                               9,851        9,953
	      Changes in operating assets and liabilities:
	        Accounts and other receivables                                    2,347        6,587
	        Merchandise inventories                                        (634,350)    (643,432)
	        Prepaid expenses and other operating assets                     (42,664)     (19,031)
	        Accounts payable, accrued expenses and taxes	                  (134,271)	     47,625

     Total adjustments	                                                 (725,658)	   (536,969)

           Net cash used by operating activities	                       (650,064)	   (466,028)

     Cash flows from investing activities:
     Capital expenditures-net	                                          (259,004)    (194,732)
     Other assets	                                                       (18,675)	    (19,456)

           Net cash used by investing activities	                       (277,679)	   (214,188)

     Cash flows from financing activities:
     Short-term borrowings, net	                                         401,954	     166,940
     Long-term borrowings	                                                11,218	         900
     Long-term debt repayments	                                             (553)	       (600)
     Exercise of stock options	                                            5,688	       8,238
     Share repurchase program	                                          (171,962)	    (84,025)

           Net cash provided by financing activities	                    246,345       91,453

     Effect of exchange rate changes on cash and cash
	     equivalents	                                                          (917)	    (28,140)

     Cash and cash equivalents:
     Decrease during period	                                            (682,315)	   (616,903)
     Beginning of period	                                                791,893	     763,721

     End of period	                                                   $  109,578   $  146,818


  Supplemental disclosures of cash flow information:
  The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.

  During the twenty-six weeks ended July 30, 1994 and July 31, 1993, the Company made income tax payments of $227,254 and $186,604 and interest payments (net of amounts capitalized)
  of $56,177 and $47,144, respectively.

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

	   Earnings per share for the thirteen and twenty-six weeks ended July, 30,
    1994 and July 31, 1993 are computed by dividing net earnings by the weighted average number of common shares outstanding, after reduction for treasury
    shares and assuming exercise	of dilutive stock options computed by the
    treasury stock method using the average market price during the period.

                       MANAGEMENT'S DISCUSSION - RESULTS OF OPERATIONS
                                  AND FINANCIAL CONDITION


Results of Operations

Sales increased by $135,105,000 or 10.3% in the second quarter and $310,559,000 or 11.9% for the twenty-six weeks over the prior year's comparable periods due primarily to sales from 112 new toy stores and 11 children's clothing stores, offset by the closing of 20 children's clothing stores since the beginning of fiscal 1993. Comparable USA toy store sales increased by 2.2% for the second quarter and 4.3% for the twenty-six weeks. International toy store comparable sales decreased due to adverse local economic conditions. Kids "R" Us had comparable store sales increases.

Cost of sales as a percentage of sales decreased .8% in the second quarter and decreased .5% for the twenty-six weeks versus the prior year's comparable periods due to a more favorable product mix and reduced markdowns associated with strong inventory controls.

Selling, advertising, general and administrative expenses as a percentage of sales increased .4% in the second quarter and .2% in the twenty-six weeks versus the prior year's comparable periods as a result of continued international expansion and lower comparable international toy store sales.

Net interest expense increased in the second quarter and in the twenty-six weeks compared to the prior years comparable periods, principally as a result of higher average short term borrowings and a decrease in interest income ($2,257,000 in 1994 as compared to $3,292,000 in 1993 for the quarter, and $6,908,000 in 1994 as compared to $10,115,000 in 1993 for the first half).

Our effective tax rate increased from 36% in the first half of 1993 to 37% in the first half of 1994 due to a 1% increase in the U.S. federal corporate income tax rate.

Since January 29, 1994, foreign currency exchange rates have experienced fluctuations, however, the impact on net earnings was not significant.

Financial Condition

Plans are underway for approximately 40 U.S.A. and 60 international toy stores including our first stores in Denmark, Sweden and Luxembourg and 6 Kids "R" Us children's clothing stores. The Company has closed 16 of the 20 Kids "R" Us stores that were anticipated to be closed this year, with no significant impact on the Company's financial condition. Seasonal cash requirements will continue to be met through operations, the issuance of short-term commercial paper, bank borrowings for certain foreign subsidiaries and the issuance of long-term debt, if advantageous.

                               PART II - OTHER INFORMATION



Item 4. 	   Submission of Matters to a Vote of Security Holders

	           At the Annual Meeting of the Company's Stockholders on June 8,
            1994, all of management's nominees for director were elected.
            Also approved by the following votes was:

            (i) A proposal to amend the Company's Restated Certificate of Incorporation to authorize additional shares of Common Stock (230,685,480 shares in favor, 13 against, 832,021 shares abstaining and 4,304,000 broker non-votes);

            (ii) a proposal to approve the Toys "R" Us, Inc. 1994 Stock Option and Performance Incentive Plan (179,045,484 shares in favor, 29,038,100 shares against shares abstaining and 40,290,562 broker non-votes); and

            (iii) a proposal to approve the Toys "R" Us, Inc. Management Incentive Compensation Plan (240,552,430 shares in favor, 7,736,258 shares against such proposal, 1,215,443 shares abstaining and 0 broker non-votes).

            Management's nominees for director received the following votes:

	                                         Number of Shares	              Withheld Votes
            Robert A. Bernhard              248,599,446                      905,385
            Michael Goldstein	              248,612,583	                     892,248
            Milton S. Gould	                248,524,632	                     980,199
	           Shirley Strum Kenny	            248,604,856	                     899,975
	           Charles Lazarus	                248,535,216	                     969,615
	           Reuben Mark	                    248,610,728	                     894,103
	           Howard W. Moore	                248,612,624	                     892,207
	           Robert C. Nakasone	             248,610,511                      894,320
	           Norman M. Schneider	            248,523,682	                     981,149
	           Harold M. Wit	                  248,609,605	                     895,226


Item 6.	Exhibits and Reports on Form 8-K

            (a)	 Not applicable.

            (b) The Company was not required to file any reports on Form 8-K during the 13 weeks ended July 30, 1994.

                                                                          Page 9
                                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 6, 1994                     Toys "R" Us, Inc.
                                             (Registrant)



                                             s/Louis Lipschitz
                                             (Signature)
	                                            Louis Lipschitz
                                             Senior Vice President - Finance and
	                                            Chief Financial Officer