Form 10-Q/A
period 1994-07-30
TOYS R US INC
filed 1994-11-09
CIK 51734

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

The purpose of this amendment is to add the Company's Financial Data Schedule as an exhibit to the second quarter Form 10-Q, which was inadvertently omitted from the original filing transmitted on September 8, 1994.

Item 6.	Exhibits and Reports on Form 8-K

            (a)	 Exhibit 27 - Financial Data Schedule

            (b) The Company was not required to file any reports on Form 8-K during the 13 weeks ended July 30, 1994.

                                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 9, 1994                     Toys "R" Us, Inc.
                                             (Registrant)



                                             s/Louis Lipschitz
                                             (Signature)
	                                            Louis Lipschitz
                                             Senior Vice President - Finance and
	                                            Chief Financial Officer

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this document:


Exhibit          Page
No.              No.        Document

27                          Financial Data Schedule

