Form 10-Q/A
period 1994-07-30
TOYS R US INC
filed 1994-11-09
CIK 51734

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                (AMENDMENT # 2)

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

The purpose of this amendment #2 is to add the Company's Financial Data Schedule as an exhibit to the second quarter Form 10-Q, which was inadvertently omitted from the original filing and subsequent first amendment.

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

