Form 10-Q
period 1994-10-29
TOYS R US INC
filed 1994-12-07
CIK 51734

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


[X]	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 29, 1994

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

As of November 21, 1994, 277,554,230 shares of common stock were outstanding.

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



                                                                                     Page 3

                              TOYS "R" US, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                       (In thousands)


	                                                      October 29,  	  October 30, 	   January 29,
	                                                          1994     	      1993      	     1994

     ASSETS

     Current assets:
	      Cash and cash equivalents	                    $    103,544    $    122,348    $    791,893
	      Accounts and other receivables     	               131,693	         90,666	         98,534
	      Merchandise inventories	                         3,207,510	      2,898,598	      1,777,569
	      Prepaid expenses and other	                         73,305	         83,718	         40,400

	          Total current assets	                        3,516,052	      3,195,330	      2,708,396

     Property, equipment and other assets	              3,987,279	      3,299,283	      3,441,213

			                                                  $  7,503,331	   $  6,494,613	   $  6,149,609

     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
	      Short-term borrowings	                        $  1,217,214    $    552,627    $    239,862
      	Accounts payable	                                1,938,200	      1,838,189	      1,156,411
	      Accrued expenses and other	                        423,783	        365,195	        471,782
	      Income taxes payable	                                9,348	         11,977    	    206,996

	          Total current liabilities	                   3,588,545	      2,767,988	      2,075,051

     Deferred income taxes	                               260,000	        219,224	        202,663
     Long-term debt	                                      780,824	        702,094	        723,613

     Stockholders' equity:
	      Common stock	                                       29,794	         29,794	         29,794
       Additional paid-in capital	                        443,722	        491,805	        454,061
       Retained earnings	                               3,135,767	      2,638,251	      3,012,806
	      Foreign currency translation adjustments	           (6,970)	       (58,292) 	      (56,021)
	      Treasury shares, at cost	                         (728,351)	      (296,251)	      (292,358)

			                                                     2,873,962	      2,805,307	      3,148,282

			                                                  $  7,503,331	   $  6,494,613	    $  6,149,609


                       See notes to consolidated financial statements.




                              TOYS "R" US, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                          (Unaudited)
                         (In thousands except per share information)



	                                                             13 Weeks Ended        	     39 Weeks Ended

		                                                         October 29,  	October 30,  	October 29,   October 30,
                                                               1994 	        1993      	   1994      	   1993

     Net sales	                                             $1,631,345	   $1,449,118	   $4,545,395	   $4,052,609

     Costs and expenses:
       Cost of sales	                                        1,097,236	      982,151	    3,081,331	    2,767,441
	      Selling, advertising, general & administrative	         394,876	      347,532	    1,100,976	      973,574
       Depreciation and amortization	                           43,202	       35,579	      116,631	       96,908
	      Interest expense - net	                                  20,845	       16,291	       51,281	       36,276

		                                                           1,556,159	    1,381,553	    4,350,219	    3,874,199

     Earnings before taxes on income	                           75,186	       67,565	      195,176      	178,410
     Taxes on income	                                           27,819	       30,108	       72,215 	      70,012

     Net earnings	                                          $   47,367    $   37,457	   $  122,961	   $  108,398

     Earnings per share	                                          $.17          $.13	         $.42          $.37

     Common and common equivalent shares	                      285,402       295,559	      289,588       296,896



                              See notes to consolidated financial statements.




                      TOYS "R" US, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)




		                                                                           39 Weeks Ended

    		                                                                  October 29,	  October 30,
		                                                                          1994          1993

     Cash flows from operating activities:
     Net earnings	                                                      $  122,961	   $  108,398
     Adjustments to reconcile net earnings to net cash used by
	     operating activities:
	      Depreciation and amortization	                                      116,631	       96,908
	      Deferred income taxes	                                               14,884	       18,180
	      Changes in operating assets and liabilities:
	        Accounts and other receivables	                                   (33,159)	     (21,281)
	        Merchandise inventories	                                       (1,429,941)   (1,399,927)
	        Prepaid expenses and other operating assets	                      (56,174)	     (48,336)
	        Accounts payable, accrued expenses and taxes	                     536,142	      748,484

     Total adjustments	                                                   (851,617)	    (605,972)

		         Net cash used by operating activities	                         (728,656)     (497,574)

     Cash flows from investing activities:
     Capital expenditures-net	                                            (457,860)     (411,012)
     Other assets	                                                         (33,440)	     (33,927)

	          Net cash used by investing activities	                         (491,300)	    (444,939)

     Cash flows from financing activities:
     Short-term borrowings, net	                                           977,352	      431,855
     Long-term borrowings	                                                  21,518	       19,300
     Long-term debt repayments	                                               (839)	        (934)
     Exercise of stock options	                                             23,382	       27,631
     Share repurchase program	                                            (469,714)	    (147,134)

    	      Net cash provided by financing activities	                      551,699	      330,718

     Effect of exchange rate changes on cash and cash
      equivalents                                                          (20,092)	     (29,578)

     Cash and cash equivalents:
     Decrease during period	                                              (688,349)     (641,373)
     Beginning of period	                                                  791,893	      763,721

     End of period	                                                     $  103,544	   $  122,348


Supplemental disclosures of cash flow information:
The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.

During the thirty-nine weeks ended October 29, 1994 and October 30, 1993, the Company made income tax payments of $253,080 and $198,337 and interest payments (net of amounts capitalized) of $84,560 and $68,416, respectively.

                      See notes to consolidated financial statements.


                       TOYS "R" US, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



1.	Interim Reporting

   The interim financial statements are unaudited and are subject to year-end adjustments.  However, in the opinion of management, all known adjustments
   (which consist only of	normal recurring accruals) have been made to present
   fairly the consolidated operating	results for the unaudited periods.
   Because of the seasonal nature of the Company's	business, results for interim
   periods are not indicative of results to be expected for the	fiscal year.


2.	Earnings Per Share

  	Earnings per share for the thirteen and thirty-nine weeks ended October 29,
   1994 and	October 30, 1993 are computed by dividing net earnings by the
   weighted average number	of common shares outstanding, after reduction for
   treasury shares and assuming	exercise	of dilutive stock options computed by
   the treasury stock method using the	average market price during the period.

                   MANAGEMENT'S DISCUSSION - RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Results of Operations

Sales increased by $182,227,000 or 12.6% in the third quarter and $492,786,000 or 12.2% for the thirty-nine weeks over the prior year's comparable periods due primarily to sales from new toy and children's clothing stores, offset by the closing of 21 children's clothing stores since the beginning of fiscal 1993. Comparable USA toy store sales increased by 5.3% for the quarter and 4.6% for the thirty-nine weeks. International toy store comparable sales decreased due to adverse local economic conditions. Kids "R" Us had comparable store sales increases.

Cost of sales as a percentage of sales decreased .5% for the third quarter and the thirty-nine weeks versus the prior year's comparable periods due to a more favorable product mix and reduced markdowns associated with strong inventory controls.

Selling, advertising, general and administrative expenses as a percentage of sales increased .2% for the third quarter and the thirty-nine weeks versus the prior year's comparable periods as a result of continued international expansion and lower comparable international toy store sales.

Net interest expense increased in the third quarter and the thirty-nine weeks compared to the prior year's comparable periods, principally as a result of higher average short term borrowings due primarily to our share repurchase program and a decrease in interest income (for the quarter there was no significant impact and for the first nine months, it decreased from $13,876,000 in 1993 to $10,197,000 in 1994).

The effective tax rate decreased from 44.6% and 39.2% in the third quarter and thirty-nine weeks ended October 30, 1993, respectively, to 37% in the current year due to the impact of a retroactive change in the U.S. tax rate resulting in a one-time charge of $5 million or 1.7 cents per share during the third quarter of 1993.

Since January 29, 1994, foreign currency exchange rates have experienced fluctuations, however, the impact on net earnings was not significant.

Financial Condition

By the end of 1994, 37 U.S.A. and 59 international toy stores including our first stores in Denmark, Sweden and Luxembourg and 6 Kids "R" Us children's clothing stores will have opened. The Company has closed 17 of the 20
Kids "R" Us stores that were anticipated to be closed this year, with no significant impact on the Company's financial condition. Annual capital expenditures for new and existing facilities are estimated to be between $600 to $650 million. Seasonal cash requirements will continue to be met through operations, the issuance of short-term commercial paper, bank borrowings for certain foreign subsidiaries and the issuance of long-term debt, if advantageous.

                          PART II - OTHER INFORMATION


Item 5.	     Other Information

	            On November 15, 1994, the Company and Petrie Stores Corporation
             ("Petrie") received a favorable ruling from the Internal
             Revenue Service ("IRS") holding that the proposed exchange by
	            Petrie of approximately 39.9 million shares of Company common stock, par value $.10 per share ("Company Common Stock") and cash for shares of Company Common Stock and the distribution by Petrie of such shares to Petrie shareholders upon the
             liquidation of Petrie will qualify as a tax-free reorganization under the Internal Revenue Code.

	            The IRS ruling confirms that the exchange will not have an effect on the results of operations of the Company.  The exchange of shares of Company Common Stock for shares of Company Common Stock held by Petrie will be treated by the Company as a treasury stock transaction and the issuance of shares of Company Common Stock for cash will be treated as an issuance of treasury stock.

	            Petrie shareholders are expected to vote on the exchange of shares of Company Common Stock with the Company and the liquidation of
             Petrie on or about January 20, 1995.


Item 6.	     Exhibits and Reports on Form 8-K

             (a)	Exhibit 27 - Financial Data Schedule.

             (b)	The Company was not required to file any reports on Form 8-K during the 13 weeks ended October 29, 1994.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  December 6, 1994	                    Toys "R" Us, Inc.
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


