Form 10-K
period 1995-01-28
TOYS R US INC
filed 1995-04-25
CIK 51734

                             UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington D.C.  20549

                               FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended January 28, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number 1-1117


                           TOYS "R" US, INC.
    (Exact name of registrant as specified in its charter)


         Delaware                                   13-5159250
(State or other jurisdiction of                    (I.R.S.Employer
 incorporation or organization)                   Identification No.)

461 From Road, Paramus, New Jersey                               07652
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code     (201) 262-7800
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

  Yes  [X]          No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   [  ]

      As of April 10, 1995, the aggregate market value of voting stock held by non-affiliates of the registrant was $7,138,801,000 1.

      As of April 10, 1995, 277,234,993 shares of the registrant's sole class of common stock were outstanding.


                DOCUMENTS INCORPORATED BY REFERENCE:



     The following documents, or portions thereof, have been incorporated herein by reference: (i) portions of the registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1995 (the "Annual Report") are incorporated by reference into Parts I and II hereof; and (ii) portions of the registrant's definitive proxy statement for the 1995 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into
Part III hereof.






- - --------------------
     1 Included in this amount is voting stock having an aggregate market value of approximately $409,500,000 (representing 5.7% of the outstanding voting stock) which is owned by one stockholder.

                                   PART I

Item 1.  Business

      Toys "R" Us, Inc. and its subsidiaries are principally engaged in the operation of 1,123 children's specialty retail stores consisting of 618 U.S. and 299 international toy stores under the name "Toys 'R' Us" and 206 children's clothing stores under the name "Kids 'R' Us", as of April 10, 1995.

Corporate Developments

      On January 24, 1995, Petrie Stores Corporation, a New York corporation ("Petrie"), exchanged 39.9 million shares of the Company's common stock and $165 million in cash for 42.1 million shares of the Company's common stock issued from its treasury. The exchange was effectuated pursuant to an agreement entered into in April 1994 with Petrie, the then holder of approximately 14% of the Company's outstanding common stock. Following the exchange, Petrie distributed 26.2 million of the 42.1 million shares of the Company's common stock to Petrie shareholders. As of April 10, 1995, Petrie held 5.7% of the Company's outstanding common stock.

Toys "R" Us - United States

      The Company believes that Toys "R" Us is the largest operation of its type in the country in terms of sales and earnings. The overall merchandising philosophy of Toys "R" Us is the development of strong consumer recognition and acceptance of its name by the use of mass media advertising that promotes its broad selection and everyday low prices. Toys "R" Us operates in 47 states and Puerto Rico and




- - ----------------
     2 When used in this report the term "Company" refers to Toys "R" Us, Inc. and its subsidiaries, the term "Toys "R" Us" refers only to the Toys "R" Us U.S.A. toy specialty retail chain and the term
"registrant" refers only to Toys "R" Us, Inc., a Delaware Corporation.

sells children's and adult toys, games, bicycles and other wheel goods, sporting goods, electronic and video games, small pools, books, infant's and juvenile furniture and similar items. In 1995, the Company plans to add educational and entertainment software for children in all of its Toys "R" Us stores.

      Most of the Toys "R" Us stores conform to a prototype design consisting of approximately 46,000 square feet, with 30,000 square foot stores being opened in smaller markets, and are generally freestanding units or located in strip centers. As an integral part of its long-range growth plans, Toys "R" Us has been increasing its total toy store square footage by approximately 40 new toy stores each year. At April 10, 1995, Toys "R" Us utilized 17 warehouse/ distribution centers and a large fleet of tractors and trailers, which it owns and maintains, to service its 618 stores. Toys "R" Us believes that the flexibility afforded by its warehouse/distribution system and by ownership of its own fleet of trucks provides maximum efficiency and capacity, particularly in light of the seasonality of its business.

      Toys "R" Us employs a computerized inventory system which allows management to constantly monitor the current activity and inventory in each region and in each store, and permits management to allocate the proper amount of merchandise to each store and to keep the stores adequately stocked at all times.

      The regional locations of Toys "R" Us stores and warehouse/ distribution centers are listed in Item 2.

      Toys "R" Us utilizes demographic information in determining which markets to enter. During the fiscal year ended January 28, 1995, the Company opened 37 new Toys "R" Us stores.

      Plans for the fiscal year ending February 3, 1996 call for about 40 new Toys "R" Us stores.

Toys "R" Us - International

      During the fiscal year ended January 28, 1995, Toys "R" Us - International continued its expansion by opening 59 stores, with its first stores in the following countries: Denmark (one store), Luxembourg (one store), and Sweden (three stores) and additional new toy stores in: Australia (ten stores), Austria (two stores), Belgium (one store), Canada (six stores), France (four stores), Germany (nine stores), Japan (eight stores), Malaysia (one store), the Netherlands (three stores), Portugal (one store), Spain (three stores) and the United Kingdom (four stores). All international countries are serviced by executive and buying offices and warehouse/distribution centers (see Item 2-Properties). There were a total of 11 international warehouse/distribution centers in operation at April 10, 1995.

      The Toys "R" Us-International stores generally conform to prototypical designs similar to those used in the United States.
Toys "R" Us - International utilizes demographic information in determining which markets to enter and employs computerized inventory systems similar to those utilized by Toys "R" Us.

      In 1993, the Company initiated a franchising division to provide for the opening of stores in additional parts of the world. Franchise agreements have been signed in Israel, Saudi Arabia and the United Arab Emirates and in 1994, the first franchised store opened in the United Arab Emirates. The Company expects to accelerate its franchising program by entering into agreements in additional countries in 1995, with plans to open stores in 1996.

      The Company also operates, through 50%-owned joint ventures, four stores in Hong Kong and four stores in Taiwan. One new store was opened in Taiwan in 1994.

      In 1995, the Company plans to open approximately 50 new international toy stores, including additional franchised stores.

     Financial information relating to foreign and domestic operations is hereby incorporated by reference to page 14 of the Company's Annual Report.

Kids "R" Us

      In 1994, the Company continued its development of the Kids "R" Us children's clothing store division which was inaugurated in 1983. These stores feature brand name and private label first quality children's clothing. Six additional stores were opened during 1994. As part of a plan to improve profitability, the Company closed nineteen stores in 1994 (in addition to four stores closed in 1993), including all stores in Puerto Rico and Arizona. In 1995, the Company plans to open about 10 stores. All stores are serviced from three existing distribution centers and a fleet of tractors and trailers, which Kids "R" Us owns and maintains. Kids "R" Us utilizes demographic information in determining which markets to enter.

Competition

      Retailing remains an intensely competitive industry and all of the merchandise sold by the Company is available, in the markets in which the Company operates, from various retailers at competitive prices.

Employees

      The Company employed approximately 58,000 associates at the end of the fiscal year. During the 1994 Holiday season, the number of associates increased to approximately 111,000.

Seasonality and Working Capital

      The Company's business is highly seasonal, with most of its earnings occurring in the fourth quarter. See the quarterly financial data contained in the Company's Annual Report, which section is incorporated herein by reference to page 14 of the Company's Annual Report. For a discussion of the Company's working capital requirements, see "Management's Discussion - Results of Operations and Financial Condition - Liquidity and Capital Resources" included in the Company's Annual Report, which section is incorporated herein by reference to page 6 of the Company's Annual Report.

Incorporation

      The registrant was incorporated in Delaware in 1928.

Item 2.  Properties

Toys "R" Us - United States

      As of April 10, 1995, Toys "R" Us operated 17 distribution centers, 15 of which are owned and 2 of which are leased. The distribution centers average approximately 429,000 square feet each in size.

      As of April 10, 1995, Toys "R" Us operated 618 toy stores, 377 of which are owned and 241 of which are leased. Most of the stores conform to a prototype design consisting of approximately 46,000 square feet. Further, in smaller markets, the Company is also opening 30,000 square foot stores. The toy stores are typically freestanding units or located in strip centers.

      A significant portion of the properties constructed by Toys "R" Us are owned. Toys "R" Us plans to continue this policy in 1995.
Where ownership is not feasible, Toys "R" Us generally has long term leases with multiple renewal options.

      The following chart sets forth certain information concerning the operating properties of Toys "R" Us as of April 10, 1995:

                                                                       Number of
                                                                       Stores in
Distribution Center 	 	  Region Serviced 	                 Region

Joliet, Illinois            Illinois/Wisconsin/Minnesota 	 	    62

Rialto, California          Southern California/Arizona/                    59
                            Nevada/Hawaii

Port Newark, New Jersey     New York/Northern New Jersey                    52
Elizabeth, New Jersey

Atlanta, Georgia            Georgia/South Carolina/                         49
                            Tennessee/Alabama

Landover, Maryland          Virginia/Maryland/                              45
                            North Carolina

Orlando, Florida            Florida/Puerto Rico                             42

Houston, Texas              Southern Texas/Louisiana/                       41
                            Mississippi

Stockton, California 	    Northern California/Utah                        39

Lees Summit, Missouri       Kansas/Missouri/Iowa/                           36
                            Nebraska/Colorado

Northboro, Massachusetts    New England 	 	                    31

Youngstown, Ohio            Northeastern Ohio/Western                       29
                            Pennsylvania/Northwestern
                            New York

Fairfield, Ohio             Central Ohio/Indiana/ Kentucky 	 	    29

Fairless Hills,             Pennsylvania/Delaware/                          28
Pennsylvania                Southern New Jersey

Carrollton, Texas           Northern Texas/Oklahoma/                        28
                            Arkansas/New Mexico

Canton, Michigan            Michigan/Northwestern Ohio                      27

Kent, Washington            Pacific Northwest/Alaska  	 	            21
                                                                           ---
                                                                           618
                                                                           ===

      The Company also leases corporate offices in Paramus and Rochelle Park, New Jersey and owns a data center in Parsipanny, New Jersey.

Kids "R" Us

      As of April 10, 1995, Kids "R" Us operated 206 children's clothing stores, of which 98 are owned and 108 are leased. The stores conform to prototypical designs consisting of approximately 15,500 to 21,500 square feet. The clothing stores are typically freestanding units or located in strip centers. As of April 10, 1995, Kids "R" Us operated three distribution centers, all of which are owned. The distribution centers average approximately 307,000 square feet each in size.

      The following chart sets forth certain information concerning the operating properties of Kids "R" Us as of April 10, 1995:

Distribution Centers 	 	                  Number of Stores Serviced


Somerset, New Jersey                                          90

Southgate, Michigan                                           82

Irwindale, California                                         34
                                                             ---
                                                             206
                                                             ===

Toys "R" Us-International

      As of April 10, 1995, Toys "R" Us-International operated 11 distribution centers, 4 of which are owned and 7 of which are leased.

      As of April 10, 1995, Toys "R" Us-International operated 289 stores, excluding joint ventures, 96 of which are owned and 193 of which are leased.

      Toys "R" Us-International owns or leases properties in Australia, Austria, Belgium, Canada, Denmark, France, Germany, Japan, Luxembourg, Malaysia, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland and the United Kingdom. The Toys "R"
Us-International stores generally conform to prototypical designs similar to those used in the United States.

      The following chart sets forth certain information concerning the operating properties of Toys "R" Us-International, excluding joint venture properties, as of April 10, 1995:

                                                                     Number
Executive and             Distribution          Country             of Stores
Buying Offices              Centers             Serviced             Serviced

Germany                   Koln(2),              Germany, Austria,       76
                          Trossingen            Belgium, Luxembourg,
                          Bocklemund            The Netherlands,
                                                Switzerland

Canada                    Concord, Ontario      Canada                  56

United Kingdom            Conventry             United Kingdom,         53
                                                Denmark, Sweden

France 		          Evry 		        France 		        30

Japan                     Kobe                  Japan                   28

Spain                     Alcala de Henares     Spain, Portugal         23

Australia                 Regents Park, NSW     Australia               17

   -                      Jurong                Singapore, Malaysia      6
                                                                       ---
                                                                       289
                                                                       ===

      The Company's distribution center in Kobe sustained only minor damage due to an earthquake in January, 1995, and a temporary facility in Tokyo is being leased on a short-term basis to meet operating needs.

      See the Note, "Leases", in the Company's Notes to Consolidated Financial Statements included in the Company's Annual Report, which note is incorporated herein by reference, for additional information with respect to the Company's leases.

Item 3.  Legal Proceedings


          None.


Item 4.  Submission of Matters to a Vote
         of Security Holders


          None.


Item 4A. Executive Officers of the Company as of April 10, 1995


         (a) The following persons are the executive officers of the Company, having been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:


     Name           Age                 Office


Michael Goldstein   53     Vice Chairman of the Board and Chief
                           Executive Officer

Robert C. Nakasone  47     President and Chief Operating
                           Officer

Larry D. Bouts      46     Vice President of the Company and
                           President of the International
                           Division of the Company

Roger V. Goddu      44     Executive Vice President and
                           General Merchandise Manager-USA Toy
                           Stores

Richard L. Markee   42     Vice President of the Company and
                           President of the Kids "R" Us
                           Division of the Company

Louis Lipschitz     50     Senior Vice President-Finance and
                           Chief Financial Officer

Jonathan Friedman   39     Vice President - Controller of the
                           Company and Chief Financial Officer
                           of the Kids "R" Us Division of the
                           Company

      (b) The following is a brief account of the business experience during the past five years of each of the executive officers of the Company:

      Mr. Goldstein has been employed by the Company for more than five years. Effective January 31, 1994, he became Vice Chairman of the Board and Chief Executive Officer. From February 1, 1993 to January 30, 1994, he was Vice Chairman of the Board and Chief Administrative Officer. From prior to 1990 to January 31, 1993, he was Vice Chairman of the Board and Chief Financial and Administrative Officer.

      Mr. Nakasone has been employed by the Company for more than five years. Effective January 31, 1994, he became President and Chief Operating Officer. From prior to 1990 to January 30, 1994, he was Vice Chairman of the Board and President of Worldwide Toy Stores.

      Mr. Bouts has been employed by the Company since September 1990. Effective February 3, 1991, he became Vice President of the Company and President of the International Division. From prior to 1990 to August 1990, he was Vice President - Finance, Chief Financial Officer of PepsiCo Foods International, a division of PepsiCo, Inc.

      Mr. Goddu has been employed by the Company for more than five years. From prior to 1990 to date, he has been Executive Vice
President - General Merchandise Manager - USA Toy Stores.

      Mr. Markee has been employed by the Company since October
1990. From March 1, 1993 to date, he has been President of the Kids "R" Us Division and a Vice President of the Company. From October 1, 1990 to February 28, 1993, he was Vice President - General

Merchandise Manager for the Kids "R" Us Division, and from prior to 1990 to September 1990, he was employed by Target Stores, a specialty store division of Dayton Hudson Corporation, as Vice
President - Divisional Merchandise Manager.

      Mr. Lipschitz has been employed by the Company for more than five years. From February 1, 1993 to date, he has been Senior
Vice President-Finance and Chief Financial Officer. From April 1990 to January 31, 1993, he was Vice President - Finance and Treasurer, and from prior to 1990 to March 1990, he was Vice President - Treasurer.

      Mr. Friedman has been employed by the Company for more than five years. From October 1994 to date, he has been Vice
President - Controller of the Company and Chief Financial Officer of the Kids "R" Us Division. From April 1990 to October 1994, he was Vice President - Controller of the Company. From prior to 1990 to April 1990, he was Assistant Controller of the Company.

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

         (i) Consolidated Balance Sheets at January 28, 1995 and
             January 29, 1994;

        (ii) Consolidated Statements of Earnings for each of the three years in the period ended January 28, 1995;

       (iii) Consolidated Statements of Cash Flows for each of the three years in the period ended January 28, 1995;

        (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 28, 1995;

         (v) Notes to Consolidated Financial Statements; and

        (vi) Opinion of Ernst & Young LLP.



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


        None.

                                 PART III


Item 10. Directors and Executive Officers of the Registrant

         Information with respect to the directors of the Company is hereby incorporated herein by reference to the section, "Election of Directors", in the Company's Proxy Statement.

         Information with respect to the executive officers of the Company is set forth in Item 4A of Part I hereof.


Item 11. Executive Compensation

         Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors - Compensation of Directors", "- Executive Compensation", "- Summary Compensation Table", "- Option Grants in Last Fiscal Year" and "- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values", in the Company's Proxy Statement. The sections, "- Report of the Compensation Committee on Executive Compensation" and "- Five-Year Stockholder Return Comparison", in the Company's Proxy Statement are not incorporated by reference herein. Such sections are furnished solely for information and shall not be deemed to be soliciting material or to be "filed" as a part of this report.


Item 12. Security Ownership of Certain
         Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management is hereby incorporated by reference to the sections, "Principal Stockholder" and "Election of Directors", in the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section, "Election of Directors - Certain Transactions", in the Company's Proxy Statement.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         (a) (1) The response to this portion of Item 14 is set forth in Item 8 of Part II hereof.

             (2) Financial Statement Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

             (3) See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

         (b) No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this Report.

         (c)      Reference is made to Item 14(a)(3) above.

         (d)      Reference is made to Item 14(a)(2) above.

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TOYS "R" US, INC.
                                   (Registrant)




                                   By Louis Lipschitz
                                      Senior Vice President-Finance
                                      and Chief Financial Officer



Date: April 21, 1995


      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of April, 1995.



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

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Report:


Exhibit                                                        Paper (P)
No.                            Document                        or Electronic (E)



3A              Restated Certificate of Incorporation of             E
                registrant and Amendment thereto.


3B By-Laws of registrant as amended and restated effective January 31, 1994. Incorporated herein by reference to Exhibit 3B to registrant's Annual Report on Form 10-K for the year ended January 29, 1994.


4          i)   Form of Indenture dated as of January 1, 1987
                between the registrant and United Jersey Bank, as Trustee, pursuant to which Securities in one or more series in an unlimited amount may be issued by the registrant. Incorporated herein by reference to Exhibit 4(a) to registrant's
                Registration Statement No. 33-11461.
          ii)   Form of the registrant's 8 1/4% Sinking Fund
                Debentures due 2017 is incorporated herein by reference to Exhibit 4(b) to Registration
                Statement No. 33-11461.
         iii)   Form of Indenture between the registrant and
                United Jersey Bank, as Trustee, pursuant to which one or more series of debt securities up to $300,000,000 in principal amount may be issued by the registrant. Incorporated herein by reference to Exhibit 4 to registrant's
                Registration Statement No. 33-42237.
          iv)   Form of the registrant's 8 3/4% Debentures due
                2021 is incorporated herein by reference to
                Exhibit 4 to registrant's Report on Form 8-K dated August 29, 1991.
           v)   Substantially all other long-term debt of the
                registrant (which other debt does not exceed on an aggregate basis 10% of the total assets of the registrant and its subsidiaries on a consolidated basis) is evidenced by, among other things,
                (a) industrial revenue bonds issued by industrial development authorities and guaranteed by the registrant, (b) mortgages held by third parties on real estate owned by the registrant, (c) stepped coupon guaranteed bonds held by a third party and guaranteed by the registrant and (d) an agreement under which the registrant guaranteed certain yen-denominated loans made by a third party to a subsidiary of the registrant. The registrant

Exhibit                                                        Paper (P)
No.                                                            or Electronic (E)


                will file with the Securities and Exchange
                Commission (the "Commission") copies of the constituent documents relating to such debt upon request of the Commission.


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


10C* Form of Indemnification Agreement between registrant and each director is incorporated herein by reference to Exhibit 10F to registrant's Annual Report on Form 10-K for the year ended February 1, 1987.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit                                                        Paper (P)
No.                                                            or Electronic (E)


10D* A stock option agreement dated as of February 1, 1988 between registrant and Robert Nakasone is incorporated herein by reference to Exhibit 10G to registrant's Annual Report on Form 10-K for the year ended January 31, 1988. The first amendment dated as of April 1, 1989 to such agreement is incorporated herein by reference to
                 Exhibit 10G to registrant's Annual Report on Form 10-K for the year ended January 29, 1989. The second amendment dated as of September 19, 1989 to such agreement is incorporated herein by reference to Exhibit 10G to registrant's Annual Report on Form 10-K for the year ended January 28, 1990.


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


10F* Stock Option Plan and Agreement dated as of March 14, 1989 between the registrant and Charles Lazarus, and a First Amendment thereto dated as of September 19, 1989 is incorporated by reference to Exhibit 10I to registrant's Annual Report on Form 10-K for the year ended January 28, 1990.


10G* Non-Employee Directors' Stock Option Plan as adopted by the Board of Directors on September 19, 1990 and approved by the registrant's stockholders on June 3, 1991. Incorporated herein by reference to Exhibit 10H to registrant's Annual Report on Form 10-K for the year ended February 1, 1992.


10H* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Robert C. Nakasone. Incorporated herein by reference to Exhibit 10I to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

Exhibit                                                        Paper (P)
No.                                                            or Electronic (E)


10I* Stock Option Plan and Agreement dated as of December 2, 1992 between the registrant and Michael Goldstein. Incorporated herein by reference to Exhibit 10J to registrant's Annual Report on Form 10-K for the year ended January 30, 1993.


10J* Toys "R" Us, Inc. 1994 Stock Option and Performance Incentive Plan effective November 1, 1993. Incorporated herein by reference to
                 Exhibit 10K to registrant's Annual Report on
                 Form 10-K for the year ended January 29, 1994.


10K* Management Incentive Compensation Plan of the registrant adopted March 28, 1994.
                 Incorporated herein by reference to Exhibit 10L to registrant's Annual Report on Form 10-K for the year ended January 29, 1994.


13               Registrant's Annual Report to Stockholders for      E
                 the year ended January 28, 1995. Except for the portions thereof which are expressly incorporated by reference into this report, such Annual Report is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this report.


21               Subsidiaries of registrant.                         E


23               Consent of Independent Auditors, Ernst & Young LLP. E


27               Financial Data Schedule                             E





* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.