Form 10-Q
period 1995-04-29
TOYS R US INC
filed 1995-06-12
CIK 51734

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]    	    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          April 29, 1995

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

As of May 22, 1995, 276,354,608 shares of common stock were outstanding.

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




                                     TOYS "R" US, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                             (In thousands)


	                                                          April 29,	       April 30, 	    January 28,
	                                                            1995     	        1994      	    1995


    ASSETS

    Current assets:
	            Cash and cash equivalents                  $    248,828     $    238,189     $    369,833
            	Accounts and other receivables	                 100,945          	92,912	         115,914
	            Merchandise inventories	                      2,393,629	       2,025,726	       1,999,148
	            Prepaid expenses and other	                      63,629	          57,472	          45,818

	                Total current assets	                     2,807,031	       2,414,299	       2,530,713

    Property, equipment and other assets	                  4,233,609	       3,557,299	       4,040,480

			                                                     $  7,040,640	    $  5,971,598	    $  6,571,193


    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
	     Short-term borrowings                             $    902,168     $    410,456     $    122,661
	     Accounts payable       	                             1,186,448        1,055,931        1,339,081
	     Accrued expenses and other                             401,434	         348,822 	        472,653
	     Income taxes payable	                                   74,506           67,437          202,548

	                Total current liabilities                 2,564,556        1,882,646	       2,136,943

    Deferred income taxes	                                   242,085      	   221,906	         219,927
    Long-term debt	                                          828,405	         738,725	         785,448

    Stockholders' equity:
	     Common stock	                                           29,795	          29,794	          29,795
	     Additional paid-in capital	                            516,383	         449,325	         521,295
	     Retained earnings	                                   3,563,013	       3,050,386	       3,544,573
	     Foreign currency translation adjustments	               20,964	         (45,754)	        (25,121)
	     Treasury shares, at cost	                             (724,561)	       (355,430)	       (641,667)

			                                                        3,405,594	       3,128,321  	     3,428,875

                                                        $  7,040,640	    $  5,971,598  	  $  6,571,193


                                    See notes to consolidated financial statements.




                                                                           Page 4

                          TOYS "R" US, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                                      (Unaudited)
                       (In thousands except per share information)




	                                                             13 Weeks Ended

			                                                      April 29,	      April 30,
			                                                        1995            1994

    Net sales		                                         $1,492,965      $1,461,933

    Costs and expenses:
	     Cost of sales		                                    1,017,300	      1,001,203
	     Selling, advertising, general & administrative		     385,946	        350,232
	     Depreciation and amortization		                       44,512	         36,445
	     Interest expense - net		                              15,938	         14,402

			                                                      1,463,696	      1,402,282

    Earnings before taxes on income                         29,269          59,651
    Taxes on income		                                       10,829	         22,071

    Net earnings                                        $   18,440      $   37,580


    Earnings per share	                                       $.07            $.13

    Common and common equivalent shares	                   280,860         292,741




                          See notes to consolidated financial statements.





 			                                                                                Page 5


                                        TOYS "R" US, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                   (In thousands)




                                                                       13 Weeks Ended


                                                                   April 29,	    April 30,
                                                                     1995          1994

    Cash flows from operating activities:
    Net earnings	                                                 $   18,440	    $  37,580
    Adjustments to reconcile net earnings to net cash used by
      operating activities:
	      Depreciation and amortization	                                 44,512	       36,445
	      Deferred income taxes	                                          4,889	        4,926
	      Changes in operating assets and liabilities:
	        Accounts and other receivables	                              14,969         5,622
	        Merchandise inventories	                                   (394,481)	    (248,157)
	        Prepaid expenses and other operating assets	                (16,898)      (20,622)
	        Accounts payable, accrued expenses and taxes	              (352,813)	    (362,999)

		  Total adjustments	                                              (699,822)  	  (584,785)

		         Net cash used by operating activities                    (681,382)     (547,205)

    Cash flows from investing activities:
    Capital expenditures-net	                                        (95,893)	    (100,437)
    Other assets                                                     (23,497)       (5,869)

	      Net cash used by investing activities                        (119,390) 	   (106,306)

    Cash flows from financing activities:
    Short-term borrowings, net	                                      779,507	      170,594
    Long-term borrowings	                                              7,387	        1,218
    Long-term debt repayments	                                        (1,404)	        (221)
    Exercise of stock options	                                         3,600	        3,194
    Share repurchase program                                         (91,406)	     (71,002)

       Net cash provided by financing activities                     697,684       103,783

    Effect of exchange rate changes on cash and cash
	    equivalents	                                                    (17,917)  	    (3,976)

    Cash and cash equivalents:
    Decrease during period	                                         (121,005)	    (553,704)
    Beginning of period                                              369,833       791,893

    End of period                                                  $ 248,828     $ 238,189



Supplemental disclosures of cash flow information:
The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.

During the thirteen weeks ended April 29, 1995 and April 30, 1994, the Company made income tax payments of $134,121 and $154,727 and interest payments (net of amounts capitalized) of $22,171 and $18,896, respectively.

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

	    Earnings per share for the thirteen weeks ended April 29, 1995 and
 	   April 30, 1994 are computed by dividing net earnings by the weighted
     average number	of common shares outstanding, after reduction for treasury
     shares and assuming exercise	of dilutive stock	options computed by the
     treasury stock method using the average market price during the period.

                    MANAGEMENT'S DISCUSSION - RESULTS OF OPERATIONS
                               AND FINANCIAL CONDITION


Results of Operations

Sales increased by $31 million or 2.1% in the first quarter over the prior year's comparable period due primarily to sales from new toy and children's clothing stores, offset by the closing of 19 children's clothing stores since the beginning of 1994. Comparable USA toy store sales decreased by 10% for the quarter, and excluding consumables, video game products and hanging clothing, have declined 3%. International toy stores also experienced a decline in comparable sales due primarily to the continued poor retail environment in Central Europe. Kids "R" Us had comparable store sales decreases due to the weak apparel sales environment.

Cost of sales, as a percentage of sales, decreased from 68.5% in the first quarter of 1994 to 68.1% in the first quarter of 1995 due to a more favorable product mix.

Selling, advertising, general and administrative expenses as a percentage of sales increased to 25.9% for the first quarter versus 24.0% for the prior year's comparable period as a result of overall comparable store sales declines and new store growth.

Net interest expense increased in the quarter compared to the prior year's quarter, principally as a result of higher average short-term borrowings due primarily to higher inventories and the share repurchase program.

The effective tax rate remained constant at 37% for the first quarter of 1995 as compared to the first quarter of 1994.

Since January 28, 1995, foreign currency exchange rates have experienced fluctuations, however, the impact on net earnings was not significant.

Financial Condition

Plans are underway for approximately 40 USA and 50 international toy stores, and 10 Kids "R" Us children's clothing stores. Annual capital expenditures for new and existing facilities are estimated to be approximately $575 million. Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings for foreign subsidiaries.

                           PART II - OTHER INFORMATION



Item 6.	      Exhibits and Reports on Form 8-K

              (a)	Exhibit 27 - Financial Data Schedule.

              (b)	The Company was not required to file any reports on Form 8-K during the 13 weeks ended April 29, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  June 5, 1995	                     Toys "R" Us, Inc.
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

