Form 10-Q
period 1995-07-29
TOYS R US INC
filed 1995-09-08
CIK 51734

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


[X]	           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	                 SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                          July 29, 1995

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

As of August 21, 1995, 273,147,295 shares of common stock were outstanding.

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



                                        TOYS "R" US, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)


			                                                                  July 29,  	   July 30, 		   January 28,
                                                                       1995          1994           1995
	  ASSETS

	  Current assets:
	     Cash and cash equivalents		                                  $  222,593 	   $  109,578 		  $  369,833
	     Accounts and other receivables	                                 113,310 		      96,187 	      115,914
	     Merchandise inventories		                                     2,808,077 		   2,411,919 	    1,999,148
      Prepaid expenses and other		                                     67,703 		      65,457 	       45,818

	        Total current assets		                                     3,211,683 		   2,683,141   	  2,530,713

    Property, equipment and other assets	                           4,318,295 		   3,746,293  	   4,040,480

				                                                               $7,529,978 		  $6,429,434 	   $6,571,193


	  LIABILITIES AND STOCKHOLDERS' EQUITY

	  Current liabilities:
	     Short-term borrowings		                                      $1,221,676 		  $   641,816 	  $  122,661
	     Accounts payable		                                            1,495,247 		    1,323,177 	   1,339,081
	     Accrued expenses and other	                                     374,317 		      363,732 	     472,653
	     Income taxes payable		                                           43,992 		       14,009      	202,548

	        Total current liabilities		                                3,135,232 		    2,342,734  	  2,136,943

	  Deferred income taxes		                                            230,304 		      238,231 	     219,927
	  Long-term debt		                                                   815,140 		      755,136 	     785,448

	  Stockholders' equity:
	     Common stock		                                                   29,795 		       29,794 	      29,795
	     Additional paid-in capital		                                    510,751 		      448,089 	     521,295
	     Retained earnings		                                           3,578,855 		    3,088,400 	   3,544,573
	     Foreign currency translation adjustments		                       45,249 	       (20,290)      (25,121)
	     Treasury shares, at cost		                                     (815,348)		     (452,660)	    (641,667)

			                                                                 3,349,302 		    3,093,333 		  3,428,875

			                                                                $7,529,978 	  	 $6,429,434 		 $6,571,193



                                          See notes to consolidated financial statements.




				                                                                                                     Page 4


                              TOYS "R" US, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                         (Unaudited)
                          (In thousands except per share information)




                                                          13 Weeks Ended                26 Weeks Ended

	                                                      July 29,		    July 30,		      July 29,  	  July 30,
	                                                        1995		        1994		          1995	        1994


Net Sales    	                                       $ 1,614,210 	 $ 1,452,117	    $ 3,107,175	  $ 2,914,050

Costs and expenses:
    Cost of sales                                      1,104,506	      982,892		     2,121,807		   1,984,095
    Selling, advertising, general & administrative	      415,098	      355,868	        801,043	      706,100
    Depreciation and amortization	                        45,177		      36,984 	        89,688 	      73,429
    Interest expense - net	                               24,283	       16,034	         40,221	       30,436

	                                                      1,589,064		   1,391,778	      3,052,759	    2,794,060

Earnings before taxes on income	                          25,146   	    60,339	         54,416	      119,990
Taxes on income	                                           9,304	       22,325	         20,134	       44,396

Net earnings	                                        $    15,842	  $    38,014	    $    34,282	  $    75,594


Earnings per share	                                         $.06	         $.13	           $.12 	        $.26

Common and common equivalent shares	                     277,431	      290,614	        279,138	      291,673



                        See notes to consolidated financial statements.





                                                                                                         				Page 5

                               TOYS "R" US, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                         (In thousands)


			                                                                       26 Weeks Ended


		                                                                   July 29,        July 30,
                                                                       1995            1994

	   Cash flows from operating activities:
	   Net earnings		                                                $    34,282 		   $    75,594
	   Adjustments to reconcile net earnings to net cash used by
	     operating activities:
	      Depreciation and amortization		                                 89,688 		        73,429
	      Deferred income taxes		                                         (4,373)		         9,851
	      Changes in operating assets and liabilities:
	        Accounts and other receivables   		                            4,808 		         2,347
	        Merchandise inventories		                                   (800,639)        (634,350)
	        Prepaid expenses and other operating assets		                (26,567)		       (42,664)
	        Accounts payable, accrued expenses and taxes		              (111,012)		      (134,271)

	   Total adjustments		                                              (848,095)		      (725,658)

	        Net cash used in operating activities		                     (813,813)		      (650,064)

	   Cash flows from investing activities:
	   Capital expenditures-net		                                       (205,558)		      (259,004)
	   Other assets		                                                    (33,893)		       (18,675)

	        Net cash used in investing activities		                     (239,451)		      (277,679)

	   Cash flows from financing activities:
	   Short-term borrowings, net		                                    1,099,015 		       401,954
   	Long-term borrowings		                                              -        		     11,218
	   Long-term debt repayments		                                        (1,784)		          (553)
	   Exercise of stock options		                                         5,276 		         5,688
	   Share repurchase program		                                       (189,501)		      (171,962)

	        Net cash provided by financing activities		                  913,006 		       246,345

	   Effect of exchange rate changes on cash and cash
	    equivalents		                                                     (6,982)		          (917)

	   Cash and cash equivalents:
	   Decrease during period		                                         (147,240)		      (682,315)
	   Beginning of period		                                             369,833 		       791,893

	   End of period		                                               $   222,593 		   $   109,578



    Supplemental disclosures of cash flow information:
    The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.

    During the twenty-six weeks ended July 29, 1995 and July 30, 1994, the Company made income tax payments of $181,497 and $227,254 and interest payments (net of amounts capitalized) of
    $54,226 and $56,177, respectively.

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

	    Earnings per share for the thirteen and twenty-six weeks ended July 29,
     1995 and July 30, 1994 are computed by dividing net earnings by the weighted average number of common shares outstanding, after reduction for treasury shares and assuming exercise of dilutive stock options computed by the treasury stock method using the average market price during the period.

                 MANAGEMENT'S DISCUSSION - RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Results of Operations

Sales increased by $162 million or 11.2% in the second quarter and $193 million or 6.6% for the twenty-six weeks over the prior year's comparable periods due primarily to sales from new toy and children's clothing stores, offset by the closing of 19 children's clothing stores since the beginning of 1994. Comparable USA toy store sales decreased by .7% for the second quarter and 5.2% for the twenty-six weeks, and excluding consumables, video game products and hanging clothing, have increased 1.7% for the quarter and decreased 1% for the twenty-six weeks. International toy stores also experienced a decline in comparable sales for both the quarter and twenty-six weeks due primarily to the continued poor retail environment in much of Europe. Kids "R" Us had comparable store sales decreases for both the quarter and twenty-six weeks due to the weak apparel sales environment in the U.S.

Cost of sales, as a percentage of sales, increased .7% in the second quarter and .2% for the twenty-six weeks versus the prior year's comparable periods due to the Company's aggressive pricing strategy and changes in the sales mix, predominately higher sales of low margin video game hardware.

Selling, advertising, general and administrative expenses as a percentage of sales increased by 1.2% in the second quarter and 1.6% in the twenty-six weeks versus the prior year's comparable periods as a result of overall comparable store sales declines and the Company's initiatives to promote customer service and strategically position the business for the future.

Net interest expense increased in the second quarter and in the twenty-six weeks compared to the prior years comparable periods, principally as a result of higher average short-term borrowings due primarily to higher inventories and the share repurchase program.

The effective tax rate remained constant at 37% for all periods presented.

Since January 28, 1995, foreign currency exchange rates have experienced fluctuations, however, the impact on net earnings was not significant.

Financial Condition

Plans are underway to open approximately 35 USA and 50 international toy stores, and 10 Kids "R" Us children's clothing stores during 1995.
Annual capital expenditures for new and existing facilities are estimated to be approximately $575 million. Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings for foreign subsidiaries.

                         PART II - OTHER INFORMATION



    Item 4.  	Submission of Matters to a Vote of Security Holders

 	            At the Annual Meeting of the Company's stockholders on June 7,
              1995, all of management's nominees for director were elected.
              No additional matters were voted on.

             	Management's nominees for director received the following votes:


		                                        Number of Shares	        Withheld Votes

          Robert A. Bernhard	                233,211,693	            1,696,776
          Michael Goldstein	                 233,243,390	            1,665,079
          Milton S. Gould	                   233,178,152	            1,730,317
          Shirley Strum Kenny	               233,245,463	            1,663,006
          Charles Lazarus	                   233,232,279	            1,676,190
          Reuben Mark	                       233,241,062	            1,667,407
          Howard W. Moore	                   233,248,251	            1,660,218
          Robert C. Nakasone	                233,204,244	            1,704,225
          Norman M. Schneider	               233,192,504	            1,715,965
          Harold M. Wit	                     233,231,925	            1,676,544




    Item 6.	Exhibits and Reports on Form 8-K

            (a)	Exhibit 27 - Financial Data Schedule.

            (b)	The Company was not required to file any reports on Form 8-K during the 13 weeks ended July 29, 1995.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:      September 6, 1995            	Toys "R" Us, Inc.
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

