Form 10-Q
period 1995-10-28
TOYS R US INC
filed 1995-12-08
CIK 51734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     October 28, 1995

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

                                 (201)262-7800
(Registrant's telephone number, including area code)

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

As of November 20, 1995, 273,085,642 shares of common stock were outstanding.

                                      INDEX





                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets..................................    3

          Consolidated Statements of Earnings..........................    4

          Consolidated Statements of Cash Flows........................    5

          Notes to Consolidated Financial Statements...................    6

Item 2. Management's Discussion - Results of Operations and Financial
          Condition....................................................    7


PART II - OTHER INFORMATION............................................    8

SIGNATURES.............................................................    9




                                                                                        Page 3
                       TOYS "R" US, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)




                                                     October 28,    October 29,    January 28,
                                                        1995           1994           1995
ASSETS

Current assets:
   Cash and cash equivalents .....................   $   220,308    $   103,544    $   369,833
   Accounts and other receivables ................       138,057        131,693        115,914
   Merchandise inventories .......................     3,646,362      3,207,510      1,999,148
   Prepaid expenses and other ....................        78,301         73,305         45,818

        Total current assets .....................     4,083,028      3,516,052      2,530,713

Property, equipment and other assets .............     4,353,478      3,987,279      4,040,480

                                                     $ 8,436,506    $ 7,503,331    $ 6,571,193

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings .........................   $ 1,493,486    $ 1,217,214    $   122,661
   Accounts payable ..............................     2,201,752      1,938,200      1,339,081
   Accrued expenses and other ....................       338,925        423,783        472,653
   Income taxes payable ..........................        23,863          9,348        202,548

        Total current liabilities ................     4,058,026      3,588,545      2,136,943

Deferred income taxes ............................       235,099        260,000        219,927
Long-term debt ...................................       782,223        780,824        785,448

Stockholders' equity:
   Common stock ..................................        29,795         29,794         29,795
   Additional paid-in capital ....................       505,412        443,722        521,295
   Retained earnings .............................     3,599,716      3,135,767      3,544,573
   Foreign currency translation adjustments ......        37,752         (6,970)       (25,121)
   Treasury shares, at cost ......................      (811,517)      (728,351)      (641,667)

                                                       3,361,158      2,873,962      3,428,875

                                                     $ 8,436,506    $ 7,503,331    $ 6,571,193


                     See notes to consolidated financial statements.




                       TOYS "R" US, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                   (In thousands except per share information)



                                                               13 Weeks Ended           39 Weeks Ended


                                                         October 28,  October 29,  October 28,  October 29,
                                                            1995         1994         1995         1994

Net sales .............................................   $1,714,545   $1,631,345   $4,821,720   $4,545,395

Costs and expenses:
  Cost of sales .......................................    1,168,533    1,097,236    3,290,340    3,081,331
  Selling, advertising, general & administrative ......      436,154      394,876    1,237,198    1,100,976
  Depreciation and amortization .......................       50,715       43,202      140,403      116,631
  Interest expense - net ..............................       26,031       20,845       66,252       51,281

                                                           1,681,433    1,556,159    4,734,193    4,350,219

Earnings before taxes on income .......................       33,112       75,186       87,527      195,176
Taxes on income .......................................       12,251       27,819       32,384       72,215


Net earnings ..........................................   $   20,861   $   47,367   $   55,143   $  122,961


Earnings per share ....................................         $.08         $.17         $.20         $.42

Common and common equivalent shares ...................      275,222      285,402      277,847      289,588





                         See notes to consolidated financial statements.




                                                                                                               Page 5
                       TOYS "R" US, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 39 Weeks Ended

                                                            October 28,    October 29,
                                                                1995           1994

Cash flows from operating activities:
Net earnings ............................................   $    55,143    $   122,961
Adjustments to reconcile net earnings to net cash used by
  operating activities:
    Depreciation and amortization .......................       140,403        116,631
    Deferred income taxes ...............................        (6,550)        14,884
    Changes in operating assets and liabilities:
      Accounts and other receivables ....................       (19,939)       (33,159)
      Merchandise inventories ...........................    (1,638,924)    (1,429,941)
      Prepaid expenses and other operating assets .......       (23,371)       (56,174)
      Accounts payable, accrued expenses and taxes ......       539,986        536,142

Total adjustments .......................................    (1,008,395)      (851,617)

        Net cash used in operating activities ...........      (953,252)      (728,656)

Cash flows from investing activities:
Capital expenditures-net ................................      (347,746)      (457,860)
Other assets ............................................       (40,025)       (33,440)

        Net cash used in investing activities ...........      (387,771)      (491,300)

Cash flows from financing activities:
Short-term borrowings, net ..............................     1,370,825        977,352
Long-term borrowings ....................................          -            21,518
Long-term debt repayments ...............................        (2,835)          (839)
Exercise of stock options ...............................        14,505         23,382
Share repurchase program ................................      (200,238)      (469,714)

        Net cash provided by financing activities .......     1,182,257        551,699

Effect of exchange rate changes on cash and cash
 equivalents ............................................         9,241        (20,092)

Cash and cash equivalents:
Decrease during period ..................................      (149,525)      (688,349)
Beginning of period .....................................       369,833        791,893

End of period ...........................................   $   220,308    $   103,544



Supplemental disclosures of cash flow information:
The Company considers all highly liquid investments purchased as part of its daily cash management activities to be cash equivalents.


During the thirty-nine weeks ended October 28, 1995 and October 29, 1994, the Company made income tax payments of $204,579 and $253,080 and interest payments (net of amounts capitalized) of $86,022 and $84,560, respectively.


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


2.   Earnings Per Share

     Earnings per share for the thirteen and thirty-nine weeks ended October 28, 1995 and October 29, 1994 are computed by dividing net earnings by the weighted average number of common shares outstanding, after reduction for treasury shares and assuming exercise of dilutive stock options computed by the treasury stock method using the average market price during the period.

                 MANAGEMENT'S DISCUSSION - RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Results of Operations

Sales increased by $83 million or 5.1% in the third quarter and $276 million or 6.1% for the thirty-nine weeks over the prior year's comparable periods due primarily to sales from new toy and children's clothing stores, offset by the closing of 19 children's clothing stores since the beginning of 1994. Comparable USA toy store sales decreased by 3.0% for the third quarter and 4.5% for the thirty-nine weeks, and excluding action figures, have increased 1.2% for the quarter and decreased 3.4% for the thirty-nine weeks. International toy stores also experienced a decline in comparable sales for both the quarter and thirty-nine weeks due primarily to the continued poor retail environment in much of Europe. Kids "R" Us had comparable store sales decreases for both the quarter and thirty-nine weeks due to the weak apparel sales environment in the U.S.


Cost of sales, as a percentage of sales, increased .9% in the third quarter and .4% for the thirty-nine weeks versus the prior year's comparable periods due to the Company's aggressive pricing strategy and changes in the sales mix, predominately higher sales of low margin video game hardware and lower sales of higher margin action figures.


Selling, advertising, general and administrative expenses as a percentage of sales increased by 1.2% in the third quarter and 1.4% in the thirty-nine weeks versus the prior year's comparable periods as a result of overall comparable store sales declines, new store growth and the Company's initiatives to promote customer service and strategically position the business for the future.


Net interest expense increased in the third quarter and in the thirty-nine weeks compared to the prior years comparable periods, principally as a result of higher average short-term borrowings due primarily to higher inventories and the share repurchase program.


The effective tax rate remained  constant at 37% for all periods presented.


Since January 28, 1995, foreign currency exchange rates have experienced fluctuations, however, the impact on net earnings was not significant.


Financial Condition

By the end of 1995, 35 USA and 45 international toy stores, and 9 Kids "R" Us children's clothing stores will have opened. Annual capital expenditures for new and existing facilities are estimated to be approximately $575 million. Cash requirements for operations, capital expenditures, lease commitments and the share repurchase program will be met primarily through operating activities, borrowings under the $1 billion revolving credit facility, issuance of short-term commercial paper and bank borrowings for foreign subsidiaries.


Other Matters

On October 26, 1995, the Company entered into an agreement to franchise its Toys "R" Us store operations in Sweden and Denmark effective April 27, 1996. The Company continues to evaluate its worldwide operations to enhance shareholder value where appropriate.

                           PART II - OTHER INFORMATION






Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibit 27 - Financial Data Schedule.

              (b) The Company was not required to file any reports on Form 8-K during the 13 weeks ended October 28, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Date: December 8, 1995                      Toys "R" Us, Inc.
                                            (Registrant)





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
